Form 10-Q
period 1994-03-31
WITTER DEAN COLDWELL BANKER TAX EXEMPT MORTGAGE FUND LP
filed 1994-05-16
CIK 794449

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                      For the period ended March 31, 1994

                                      OR

[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ________ to ________.

                       Commission File Number:  0-15764

          DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.
                                 TEMPO-LP, INC.
        (Exact name of registrant as specified in governing instrument)

                                         Dean Witter/Coldwell Banker Tax
                                            Exempt Mortgage Fund, L.P.
       Delaware                                     58-1710934
(State of organization)                 (IRS Employer Identification No.)

                                                  TEMPO-LP, Inc.
                                                    58-1710930
                                        (IRS Employer Identification No.)

   2 World Trade Center, New York, NY                 10048
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:  (212) 392-1054

Former name, former address and former fiscal year, if changed since last report:
not applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes      X         No

                        Part I - Financial Information

Item 1. Financial Statements

          DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                                BALANCE SHEETS


                                                  March 31,
                                                    1994        December 31,
                                                (Unaudited)         1993
                                    ASSETS
Cash and short-term investments, at cost
 which approximates market                     $  3,686,003     $  3,214,536

Accrued interest receivable                         500,661          533,357

Investment in revenue bonds                     103,590,989      103,778,450

Deferred bond selection fee, net                  1,633,710        1,686,954

Other assets                                        693,042          681,530

                                               $110,104,405     $109,894,827



                       LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and other liabilities         $    687,224     $    790,525

Partners' capital:
 Assigned Benefit Certificates
 (7,454,110 ABC's outstanding)                  109,417,181      109,104,302

                                               $110,104,405     $109,894,827


                See accompanying notes to financial statements.

              DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                               STATEMENTS OF OPERATIONS

                      Three months ended March 31, 1994 and 1993
                                      (Unaudited)

                                                        1994             1993
Interest income:

    Revenue bonds                                    $2,037,385       $1,714,621
    Short-term investments                                7,912           20,388

                                                      2,045,297        1,735,009

Expenses:

    General and administrative                          116,095           97,542

Net income                                          $ 1,929,202       $1,637,467

Net income per Assigned Benefit Certificate         $      0.25       $     0.22

                    See accompanying notes to financial statements.

          DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                        STATEMENT OF PARTNERS' CAPITAL

                       Three months ended March 31, 1994
                                  (Unaudited)




                                    Limited         General
                                    Partners        Partner           Total


Partners' capital (deficit)
  at January 1, 1994            $109,739,380     $(635,078)    $109,104,302

Net income                         1,890,618        38,584        1,929,202

Cash distributions                (1,583,997)      (32,326)      (1,616,323)

Partners' capital (deficit)
  at March 31, 1994             $110,046,001     $(628,820)    $109,417,181

                See accompanying notes to financial statements.

          DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                           STATEMENTS OF CASH FLOWS

                  Three months ended March 31, 1994 and 1993
                                  (Unaudited)




                                                      1994           1993
Cash flows from operating activities:
  Net income                                      $ 1,929,202    $ 1,637,467
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Amortization                                      187,461        261,540
    Amortization of deferred bond selection fee        53,244         53,244
    Decrease (increase) in operating assets:
      Accrued interest receivable                      32,696        (56,845)
    (Decrease) increase in operating liabilities:
      Accounts payable and other liabilities         (103,301)       317,781

        Net cash provided by operating activities   2,099,302      2,213,187

Cash flows from financing activities:
  Cash distributions                               (1,616,323)    (1,901,559)
  Other assets                                        (11,512)      (179,869)

        Net cash used in financing activities      (1,627,835)    (2,081,428)


Increase in cash and short-term investments           471,467        131,759

Cash and short-term investments at beginning
  of period                                         3,214,536      3,116,206

Cash and short-term investments at end
  of period                                       $ 3,686,003    $ 3,247,965


                See accompanying notes to financial statements.

        DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                       NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)


1.The Partnership and Accounting Policies

   Dean Witter/Coldwell Banker Tax Exempt Mortgage Fund, L.P. (the "Partnership") is a limited partnership organized under the laws of the State of Delaware on August 20, 1986.

   The Partnership's records are maintained on the accrual basis of accounting for financial reporting and tax purposes.

   Generally, the investments in revenue bonds are carried at cost. The Partnership has acquired ownership interests in certain properties collateralizing the bonds because the owners of such properties defaulted on the bonds. At the date of acquisition of these ownership interests, the Partnership adjusted the carrying value of the related bonds to the net realizable value of the property if such amount was lower than the book value of the bonds. Subsequently, for those bonds which were written down to net realizable value, the Partnership records periodic amortization (netted against bond interest) approximately equal to depreciation on the property.

   Net income per Assigned Benefit Certificate ("ABC") is calculated by dividing net income allocated to the Investors in accordance with the Partnership Agreement by the weighted average number of ABC's outstanding.

   In the opinion of management, the accompanying financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim periods.

   Certain 1993 amounts have been reclassified to conform with the 1994 presentation.

2.Investment in Revenue Bonds

   The Partnership recognized provisions for uncollectible interest of $72,217 and $477,102 for the three months ended March 31, 1994 and 1993, respectively, which amounts approximate accrued but unpaid interest on the Park at Landmark and SunBrook Apartments revenue bonds. These amounts are recorded as a reduction of interest income from revenue bonds.

   In 1993, American First REIT Inc. ("AFREIT"), owner of the Township in Hampton Woods property, informed the Partnership that it intended to refinance the property and prepay the related mortgage loan. The Partnership informed AFREIT that the loan documents do not permit pre-payment before 1998. In March 1994, AFREIT filed suit to compel the Partnership to accept the prepayment. The ultimate outcome of this suit is uncertain at this time.

        DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                                (Unaudited)


   On May 6, 1993, the Partnership and the partnership which owns the Burlington Arboretum Apartments property (the "Owner") agreed to restructure the debt. The general partner of the Owner was replaced by a new general partner who agreed to commit a substantial amount of new capital, and the Partnership agreed to attempt to modify the revenue bond and related mortgage loan by extending the earliest call date, eliminating the operating deficit guaranty and reducing the minimum interest rate. (The base interest rate is unchanged, so the Partnership expects to continue to receive all of the cash flow from the property as interest.) The Partnership and the new general partner shared certain costs of restructuring and each agreed to fund approximately one-half of any cash shortfalls of the Owner between the original minimum debt service requirements and the actual cash flow of the property until the debt restructuring is completed.


   In 1993, the Owner paid minimum debt service and required reserve payments, but did not pay certain taxes and other liabilities. In February 1994, the City of Burlington placed a lien on the property for nonpayment of the taxes; this lien represents an event of default on the revenue bond.

   In March 1994, the Owner did not pay all of its minimum debt service and required reserve payments; in response, the Partnership sent the Owner a notice of default. The Partnership and the Owner have negotiated a settlement pursuant to which the defaults will be eliminated and the restructuring will be completed; such settlement is pending final approval by both parties.

   Pursuant to the proposed settlement, in April 1994, the Owner cured the defaults by paying the March 1994 debt service shortfall and an additional $105,000 to the Partnership to pay certain of the outstanding tax liabilities. Consequently, the Partnership paid all past due taxes on behalf of the Owner, and the tax lien has been removed.

3.Related Party Transactions

   An affiliate of the General Partner performs bond servicing and administrative functions, processes investor transactions and prepares tax information for the Partnership. For each three-month period ended March 31, 1994 and 1993, the Partnership incurred approximately $129,000 for these services. As of March 31, 1994, the affiliate was owed approximately $29,000 for these services.

   Another affiliate of the General Partner earned fees of $22,766 and $37,698 for the management of the Park at Landmark property during the three months ended March 31, 1994 and 1993, respectively. As of March 31, 1994, the affiliate was owed approximately $7,600.

        DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                                (Unaudited)


4.Cash Distributions

   On May 13, 1994, the Partnership paid a cash distribution of $1,583,997 to the Investors ($0.2125 per ABC) and $32,326 to the General Partner.

                              TEMPO-LP, INC.

                              BALANCE SHEETS





                                           March 31,
                                              1994          December 31,
                                          (Unaudited)            1993


                                  ASSETS

Cash                                        $  900             $  900

Investment in partnership, at cost             100                100

                                            $1,000             $1,000




                           STOCKHOLDER'S EQUITY


Common stock, $1 par value, 1,000 shares
  authorized, and outstanding               $1,000             $1,000

























                          See accompanying note.

                              TEMPO-LP, INC.

                          NOTE TO BALANCE SHEETS




1.Organization

   TEMPO-LP, Inc. (the "Corporation"), was formed in April 1986 to be the limited partner of the Dean Witter/Coldwell Banker Tax Exempt Mortgage Fund, L.P. (the "Partnership"). The Partnership issued limited partnership interests to the Corporation, which in turn assigned those limited partnership interests to investors. Investors received assigned benefit certificates to represent the limited partnership interests assigned to them. The Corporation has had no activity since assignment of the limited partnership interests in 1986.

   The Corporation's capital stock is owned by Dean Witter, Discover &
   Co.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

        The Partnership raised $149,082,200 in a public offering of 7,454,110 ABCs which was terminated in 1987. The Registrants have no plans to raise additional capital.

        The Partnership has purchased ten series of revenue bonds, the proceeds of which funded the development of the Properties. The
Partnership's acquisition program has been completed. No additional investments are planned.

        Cash flow generated by the Properties is the primary source of all payments due the Partnership under the terms of the revenue bonds, which are collateralized by the Properties.

        The Partnership's business is indirectly affected by competition to the extent that Properties may be subject to competition from neighboring properties. The Partnership is also indirectly affected by low interest rates which have made home ownership more affordable to existing and prospective tenants of the Properties. In addition, real estate in general, has been negatively affected by a major cyclical downturn. Therefore, cash flow from the Properties available to pay debt service on the revenue bonds in some cases has been reduced as a result of lower rents and increased concessions required to attract or retain tenants.

        Real estate markets are generally divided into sub-markets by geographic location. Not all sub-markets have been affected equally by the above factors.

        During the three months ended March 31, 1994, the Partnership's cash flow from operations exceeded its distributions and advances to certain properties. The Partnership expects that its cash flow from operations will continue to exceed its distributions and other cash needs during the remainder of 1994.

        The payment status of each revenue bond during the three months ended March 31, 1994 is as follows:

        Cash flow from the High Ridge Apartments and Township in Hampton Woods properties enabled their owners to pay debt service at effective interest rates of 8.23% and 8.94%, respectively. These payment rates exceeded the minimum interest rates required on the High Ridge loan (7.25%) and the Hampton Woods loan (8.5%). Such excess payments were applied to base interest due under the respective loans. During the remainder of 1994, both of these properties are expected to operate at a modest cash flow surplus after payment of minimum debt service and, therefore, each should be able to continue to pay a portion of base interest.

        In 1993, American First REIT Inc. ("AFREIT"), owner of the Township in Hampton Woods property, informed the Partnership that it intended to refinance the property and prepay the related mortgage loan. The Partnership informed AFREIT that the loan documents do not permit pre-payment before 1998. In March 1994, AFREIT filed suit to compel the Partnership to accept the prepayment. The ultimate outcome of this suit is uncertain at this time.

        Cash flow from the Pine Club Apartments enabled its owners to pay minimum debt service. Pine Club is expected to generate sufficient cash flow to fully pay minimum debt service and a portion of additional base interest during the remainder of 1994.

        The Wildcreek Apartments property operated at a modest cash flow deficit; however, the owner was able to pay its minimum debt service and required reserves in full. The Partnership is holding the remaining proceeds from the letter of credit opened by this owner as additional security on the loan, approximately $245,000, in a segregated cash account. It is uncertain whether the Partnership will need to use additional proceeds from the letter of credit to fund cash flow deficits during the remainder of 1994.

        On May 6, 1993, the Partnership and the partnership which owns the Burlington Arboretum Apartments property (the "Owner") agreed to restructure the debt. The general partner of the Owner was replaced by a new general partner who agreed to commit a substantial amount of new capital, and the Partnership agreed to attempt to modify the revenue bond and related mortgage loan by extending the earliest call date, eliminating the operating deficit guaranty and reducing the minimum interest rate. (The base interest rate is unchanged, so the Partnership expects to continue to receive all of the cash flow from the property as interest.) The Partnership and the new general partner shared certain costs of restructuring and each agreed to fund approximately one-half of any cash shortfalls of the Owner between the original minimum debt service requirements and the actual cash flow of the property until the debt restructuring is completed.

        The Partnership expects that when the revenue bond and related mortgage are restructured, the Owner will be able to pay at least its minimum debt service.

        In 1993, the Owner paid minimum debt service and required reserve payments, but did not pay certain taxes and other liabilities. In February 1994, the City of Burlington placed a lien on the property for nonpayment of the taxes; this lien represents an event of default on the revenue bond.

        In March 1994, the Owner did not pay all of its minimum debt service and required reserve payments; in response, the Partnership sent the Owner a notice of default. The Partnership and the Owner have negotiated a settlement pursuant to which the defaults will be eliminated and the restructuring will be completed; such settlement is pending final approval by both parties.

        Pursuant to the proposed settlement, in April 1994, the Owner cured the defaults by paying the March 1994 debt service shortfall and an additional $105,000 to the Partnership to pay certain of the outstanding tax liabilities. Consequently, the Partnership paid all past due taxes on behalf of the Owner, and the tax lien has been removed.

        In 1994, the Fountain Head property, which is owned 50% each by the Partnership and Fountain Head Partners, an unaffiliated party, operated at a modest cash flow deficit; however, the owner was able to pay its minimum debt service in full. During the remainder of 1994, the property is expected to continue to generate sufficient cash flow to make minimum debt service and required reserve payments. At March 31, 1994, Fountain Head Partners has a remaining commitment to fund property operating deficits of approximately $25,000.

        Certain building improvements are required at the property, which the Partnership estimates will cost as much as $275,000. While, Fountain Head Partners acknowledges the need for certain building improvements, it has not yet committed itself to pay its share of what the Partnership considers to be necessary. The parties are attempting to bridge this impasse. In the meantime, in order to fix certain conditions which are in immediate need of repair, the Partnership has contracted for the improvements, and funded initial costs of approximately $35,000 in March 1994.

        All of the cash flow generated by the SunBrook property (which is partly owned by the Partnership) is paid to the Partnership. During the three months ended March 31, 1994, the Partnership received $345,546 from the property; this amount was greater than required minimum debt service by $49,655. The excess payment was applied to minimum debt service reserves previously taken on this loan.

        The Partnership has approved a capital improvements program to the SunBrook property and funded $570,795 of expected costs of $740,000 through March 31, 1994.

        All of the cash flow generated by the Park at Landmark property (which is partly owned by the Partnership) is paid to the Partnership. During the three months ended March 31, 1994, the Partnership received $527,816 from the property; this amount was less than minimum debt service by $121,871. Cash flow from the property is not expected to be sufficient to fully pay minimum debt service in the foreseeable future.

        On May 13, 1994, the Partnership paid the first quarter cash distribution of $1,583,997 to the Investors ($0.2125 per ABC) and $32,326 to the General Partner.

        In December 1992, the Internal Revenue Service published proposed regulations with respect to the modification of debt instruments. If the regulations are adopted as currently written, they would limit the type and degree of direct, indirect and implied modifications that could be made by a bond owner or lender without adversely affecting the tax-exempt status of the bonds. It is not clear at this time how the proposed regulations would affect the Partnership with respect to bonds secured by mortgages on properties transferred to new borrowers. The regulations have not yet been finalized and they are not expected to be issued for another several months.

Operations

        Fluctuations in the Partnership's operating results for the three months ended March 31, 1994 compared to the three months ended March 31, 1993 are primarily attributable to the following:

        The increase in interest income from revenue bonds in 1994 compared to 1993 was primarily due to an increase in interest received from the Park at Landmark and SunBrook properties.

        A summary of the markets in which the Properties are located is as follows:


        Burlington, MA, the location of Burlington Arboretum Apartments, is a suburb of Boston; however, this market has been only slightly affected by the negative economic conditions of the Boston area. Currently, this market has a vacancy rate of 5%. During the first quarter of 1994, occupancy at the property remained at 99%, and the owner plans to raise rental rates in 1994, as was done in 1993.

        The Park at Landmark property competes against several neighboring apartment buildings in a market experiencing a vacancy rate of over 8%. During the first quarter of 1994, occupancy at the property increased from 85% to 87%. To increase occupancy further, the owner plans to lower rental rates in 1994.

        Pine Club Apartments is located in Orlando, Fl. During the first quarter of 1994, occupancy at the property decreased from 99% to 95% as occupancy is historically lower in the first quarter. During the remainder of 1994, the owner expects occupancy to increase again, and plans to raise rental rates, as was done in 1993.

        SunBrook Apartments is located in St. Charles County, MO, a suburb of St. Louis. Occupancy in this market, which had been negatively affected by overbuilding and poor economic conditions, has begun to increase. Property occupancy is subject to seasonal fluctuations, with the highest occupancy occurring in the summer months. In the first quarter of 1994, occupancy at the property increased slightly from 86% to 88%. The owner plans to raise rental rates at the property during 1994.

        Wildcreek Apartments is located in Clarkson, GA, a suburb of Atlanta. This market has strengthened recently due to a lack of new building in the area. During the first quarter of 1994, occupancy at the property decreased from 99% to 95%; however, occupancy is historically lower in this market in the first quarter. During the remainder of 1994, the owner expects occupancy to increase again, and plans to raise rental rates, as was done in 1993.

        The Township in Hampton Woods property, located in Hampton, VA, operates in a market which is primarily dependent on the defense industry. Although military bases and factories in general have been subject to cutbacks and closings, this market, with a vacancy rate of only 7%, has not been adversely affected by this trend. During the first quarter of 1994, occupancy at the property increased from 93% to 94%.

        High Ridge Apartments, located in Albuquerque, NM, operates in a strong market which has a vacancy rate of 3%. Occupancy at the property decreased slightly from 99% to 98% during the first quarter of 1994. New apartment units are under construction in this market, but they are not expected to adversely affect the property's performance.

        Fountain Head Apartments, located in Kansas City, MO, is in a market which has a vacancy rate of 6%. During the first quarter of 1994, rental rates at the property were above average market rates, and occupancy remained at 96%. Once the capital improvements mentioned above are completed, the owner plans to raise rental rates.

PART II - OTHER INFORMATION

Item 1.    Legal proceedings - not applicable.

Item 2.    Changes in Securities - not applicable.

Item 3.    Defaults upon Senior Securities - not applicable.

Item 4.    Submission of Matters to a vote of Security Holders -
             not applicable.

Item 5.    Other Information - not applicable.

Item 6.    Exhibits and Reports on Form 8-K

              a)   Exhibits - not applicable.

              b)   Reports on Form 8-K - not applicable.

                                SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.



                              DEAN WITTER/COLDWELL BANKER
                              TAX EXEMPT MORTGAGE FUND, L.P.



                              By:  TEMPO-GP, INC.
                                   Managing General Partner


Date:  May 13, 1994                By:  /s/E. Davisson Hardman, Jr.
                                        E. Davisson Hardman, Jr.
                                        President



Date:  May 13, 1994                By:  /s/Lawrence Volpe
                                        Lawrence Volpe
                                        Controller
                                        (Principal Financial and
                                         Accounting Officer)



                                   TEMPO-LP, INC.


Date:  May 13, 1994                By:  /s/E. Davisson Hardman, Jr.
                                        E. Davisson Hardman, Jr.
                                        President


Date:  May 13, 1994                By:  /s/Lawrence Volpe
                                        Lawrence Volpe
                                        Controller
                                        (Principal Financial and
                                         Accounting Officer)