Form 10-Q
period 1994-06-30
WITTER DEAN COLDWELL BANKER TAX EXEMPT MORTGAGE FUND LP
filed 1994-08-15
CIK 794449

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                      For the period ended June 30, 1994
                                      OR
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

                                BALANCE SHEETS

                                                   June 30,
                                                    1994        December 31,
                                                (Unaudited)         1993
                                    ASSETS
Cash and short-term investments, at cost
 which approximates market                     $  3,814,492     $  3,214,536

Accrued interest receivable                         502,351          533,357

Investment in revenue bonds                     103,403,528      103,778,450

Deferred bond selection fee, net                  1,580,467        1,686,954

Other assets                                        730,396          681,530

                                               $110,031,234     $109,894,827

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and other liabilities         $    926,413     $    790,525

Partners' capital:
 Assigned Benefit Certificates
 (7,454,110 ABC's outstanding)                  109,104,821      109,104,302

                                               $110,031,234     $109,894,827

See accompanying notes to financial statements.

              DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                               Statements of Operations

                   Three and six months ended June 30, 1994 and 1993
                                      (Unaudited)


                                    Three months ended             Six months ended
                                          June 30,                     June 30,
                                    1994            1993         1994           1993
Interest income:

  Revenue bonds               $1,656,237      $1,421,537     $3,693,622    $3,136,158
  Short-term investments          12,893          17,425         20,805        37,813

                               1,669,130       1,438,962      3,714,427     3,173,971

Expenses:

  General and administrative     365,167         124,783        481,262       222,325

Net income                    $1,303,963        $1,314,179   $3,233,165    $2,951,646

Net income per Assigned
  Benefit Certificate        $       .17      $      .17     $      .42    $      .39

See accompanying notes to financial statements.

          DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                        STATEMENT OF PARTNERS' CAPITAL

                        Six months ended June 30, 1994
                                  (Unaudited)



                                    Limited         General
                                    Partners        Partner           Total


Partners' capital (deficit)
  at January 1, 1994            $109,739,380     $(635,078)    $109,104,302

Net income                         3,168,502        64,663        3,233,165

Cash distributions                (3,167,994)      (64,652)      (3,232,646)

Partners' capital (deficit)
  at June 30, 1994              $109,739,888     $(635,067)    $109,104,821

See accompanying notes to financial statements.
/TABLE

              DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                               STATEMENTS OF CASH FLOWS

                        Six months ended June 30, 1994 and 1993
                                      (Unaudited)


                                                           1994              1993
Cash flows from operating activities:
   Net income                                          $ 3,233,165       $ 2,951,646
   Adjustments to reconcile net income to
   net cash provided by operating activities:
   Amortization                                            374,922           523,080
   Amortization of deferred bond selection fee             106,487           106,487
   Decrease in operating assets:
      Accrued interest receivable                           31,006            32,248
   Increase in operating liabilities:
      Accounts payable and other liabilities               135,888           438,263

         Net cash provided by operating activities       3,881,468         4,051,724

Cash flows from financing activities:
   Cash distributions                                   (3,232,646)       (3,803,118)
   Other assets                                            (48,866)         (484,684)

      Net cash used in financing activities             (3,281,512)       (4,287,802)


Increase (decrease) in cash and short-term investments     599,956          (236,078)

Cash and short-term investments at beginning
   of period                                             3,214,536         3,116,206

Cash and short-term investments at end
   of period                                           $ 3,814,492       $ 2,880,128

See accompanying notes to financial statements.
/TABLE

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

2.Investment in Revenue Bonds

   The Partnership recognized provisions for uncollectible interest of $697,337 and $1,191,002 for the six months ended June 30, 1994 and 1993, respectively, which amounts approximate accrued but unpaid interest on the Park at Landmark and SunBrook Apartments revenue bonds. These amounts are recorded as a reduction of interest income from revenue bonds.

   In 1993, American First REIT Inc. ("AFREIT"), owner of the Township in Hampton Woods property, informed the Partnership that it intended to refinance the property and prepay the related mortgage loan. The Partnership informed AFREIT that the loan documents do not permit any type of prepayment before 1996. (If prepayment is made between 1996

        DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                                (Unaudited)

   and 1998, the owner must also pay a prepayment penalty.) In March 1994, AFREIT filed suit to compel the Partnership to accept the prepayment. The ultimate outcome of this suit is uncertain at this time.

   Building improvements costing approximately $275,000 were completed during the second quarter fo 1994 at the Fountain Head property, which is owned 50% each by the Partnership and Fountain Head Partners, an unaffiliated party. While Fountain Head Partners acknowledged the need for certain building improvements, it has not agreed to pay its share of what the Partnership considers to be necessary. In May 1994, the Partnership filed a demand for arbitration seeking a 50% reimbursement of project costs from Fountain Head Partners. In the meantime, in order to fix certain conditions which were in immediate need of repair, the Partnership had contracted for all of the improvements.

   The partnership which owns the Burlington Arboretum Apartments (the "Owner") did not pay debt service in full in 1991 and 1992. In 1993, the Owner paid minimum debt service, but did not pay certain taxes and other liabilities incurred prior to May 6, 1993.

   On May 6, 1993, the general partner of the Owner was replaced by a new general partner who committed a substantial amount of new capital, and the Partnership agreed to attempt to modify the revenue bond and related mortgage loan.

   The new general partner did not pay the taxes described above and, in February 1994, the City of Burlington placed a lien on the property; this lien represented an event of default on the revenue bond.

   In March 1994, the Owner did not make all of its minimum debt service and required reserve payments; in response, the Partnership sent the Owner a notice of default. Pursuant to a settlement between the Partnership and the Owner, in April 1994, the Owner cured the defaults by paying the March debt service shortfall and an additional $105,000 to the Partnership. The Partnership then paid all past due taxes on behalf of the Owner, and the tax lien has been removed.

   The Partnership incurred costs of approximately $255,000 to remove the tax lien and modify the debt; these costs are included in general and administrative expenses in the second quarter of 1994.

   In July 1994, the debt was modified. The minimum interest rate was reduced from 7.25% to 5.35%, the earliest call date was extended to 2006, and the requirement for an operating deficit guaranty was eliminated. The base interest rate was not changed, so the

        DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                                (Unaudited)


   Partnership expects to continue to receive all of the cash flow from the property as interest.

3.Related Party Transactions

   An affiliate of the General Partner performs bond servicing and administrative functions, processes investor transactions and prepares tax information for the Partnership. For each six-month period ended June 30, 1994 and 1993, the Partnership incurred approximately $258,000 for these services. As of June 30, 1994, the affiliate was owed approximately $29,000 for these services.

   Another affiliate of the General Partner earned fees of $47,787 and $78,171 for the management of the Park at Landmark property during the six months ended June 30, 1994 and 1993, respectively. As of June 30, 1994, the affiliate was owed approximately $32,600.

4.Cash Distributions

   On August 12, 1994, the Partnership paid a cash distribution of $1,583,997 to the Investors ($0.2125 per ABC) and $32,326 to the General Partner.

                              TEMPO-LP, INC.

                              BALANCE SHEETS





                                            June 30,
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

        The Partnership's business is indirectly affected by competition to the extent that Properties may be subject to competition from neighboring properties. The Partnership has also been negatively affected by low interest rates which have made home ownership more affordable to existing and prospective tenants. However, improvement in the national economy is having a positive effect on the rental market. Occupancy has stabilized in many areas because new construction has been significantly less than new renter household formation over the past several years. Another indication of improvement in the residential market is that rental rates in many metropolitan areas are slowly increasing. Employment is projected to grow in certain regions such as the Southwest, Southeast and areas of Florida resulting in a steady increase in demand for multifamily housing. At several of the properties securing the mortgage loans in the Partnership's portfolio, rental rates have increased or are scheduled to increase during 1994, and therefore, the Partnership's cash flow from operations should gradually increase.

        During the six months ended June 30, 1994, the Partnership's cash flow from operations exceeded its distributions and expenditures with respect to certain properties. The Partnership expects that its cash flow from operations will continue to exceed its distributions and other cash needs during the remainder of 1994.

        The payment status of each revenue bond during the six months ended June 30, 1994 is as follows:

        Cash flow from the High Ridge Apartments, Township in Hampton Woods and Pine Club Apartments properties enabled their owners to pay debt service at effective interest rates of 8.22%, 8.98% and 7.97%, respectively. These payment rates exceeded the minimum interest rates required on the High Ridge loan (7.25%), Hampton Woods loan (8.5%) and Pine Club loan (7.5%). Such excess payments were applied to base interest due under the respective loans. During the remainder of 1994, each of these properties is expected to operate at a modest cash flow surplus after payment of minimum debt service and, therefore, should be able to continue to pay a portion of base interest.

        The owner of Wildcreek Apartments property paid its minimum debt service and required reserves in full. The Partnership is holding the remaining proceeds from the letter of credit opened by this owner as additional security on the loan, approximately $248,000, in a segregated cash account. During the remainder of 1994, the Partnership expects to receive all minimum debt service and required reserves.

        In April 1994, the Partnership and the partnership which owns Burlington Arboretum Apartments reached a settlement with respect to various defaults in debt service and other matters. See note 2 to the financial statements.

        In July 1994, the Burlington Arboretum debt was modified. The minimum interest rate was reduced from 7.25% to 5.35%, the earliest call date was extended to 2006, and the requirement for an operating deficit guaranty was eliminated. The base interest rate was not changed, so the Partnership expects to continue to receive all of the cash flow from the property as interest. The Partnership also expects that, as a result of the modification, the Owner will be able to pay at least its minimum debt service.

        The Fountain Head property operated at breakeven after paying minimum debt service but before funding the capital improvements described in note 2 to the financial statements. During the remainder of 1994, the property is expected to continue to generate sufficient cash flow to make minimum debt service and required reserve payments. At June 30, 1994, Fountain Head Partners has a remaining commitment to fund property operating deficits of approximately $25,000.

        All of the cash flow generated by the SunBrook property (which is partly owned by the Partnership) is paid to the Partnership. During the six months ended June 30, 1994, the Partnership received $553,936 from the property; this amount was less than required minimum debt service by $37,846.

        The Partnership has completed a $740,000 capital improvements program for the SunBrook property. The Partnership has funded $602,663 of project costs to date.


        All of the cash flow generated by the Park at Landmark property (which is partly owned by the Partnership) is paid to the Partnership. During the six months ended June 30, 1994, the Partnership received $639,883 from the property; this amount was less than minimum debt service by $659,492. Cash flow from the property is not expected to be sufficient to fully pay minimum debt service in the foreseeable future.

        On August 12, 1994, the Partnership paid the second quarter cash distribution of $1,583,997 to the Investors ($0.2125 per ABC) and $32,326 to the General Partner.

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



Operations

        Fluctuations in the Partnership's operating results for the six and three months ended June 30, 1994 compared to the six and three months ended June 30, 1993 are primarily attributable to the following:

        The increases in interest income from revenue bonds for the periods ended June 30, 1994 compared to the comparable periods in 1993 were primarily due to increases in interest received from the Park at Landmark and SunBrook properties.

        The increases in general and administrative expenses for the periods ended June 30, 1994 compared to the comparable periods in 1993 were primarily due to the costs of restructuring the Burlington
Arboretum debt, which were recognized by the Partnership in the second quarter of 1994.


        A summary of the markets in which the Properties are located is as follows:

        Burlington, MA, the location of Burlington Arboretum Apartments, is a suburb of Boston. This market, however, has been only slightly affected by the negative economic conditions of the Boston area. Although this market has a vacancy rate of 3%, occupancy at the property decreased to 95% during the second quarter of 1994. However, the property is 99% leased at June 30, 1994, and the owner plans to raise rental rates later in 1994 upon completion of certain capital improvements.

        The Park at Landmark property, located in Alexandria, VA, competes against several neighboring apartment buildings in a market experiencing a vacancy rate of 5%. During the second quarter of 1994, occupancy at the property increased from 87% to 91%.

        Pine Club Apartments is located in Orlando, Fl. During the second quarter of 1994, occupancy at the property increased from 95% to 97%. During the remainder of 1994, the owner plans to raise rental rates, as was done in 1993.

        SunBrook Apartments is located in St. Charles County, MO, a suburb of St. Louis. Occupancy in this market has begun to increase as a result of improving economic conditions in the area. The rate of layoffs has decreased and new commercial construction has begun to increase. Property occupancy is subject to seasonal fluctuations, with the highest occupancy occurring in the summer months. In the second quarter of 1994, occupancy at the property increased from 88% to 95%. Also, during the second quarter of 1994, the owner implemented a schedule of rental increases which will average 4% when completed.

        Wildcreek Apartments is located in Clarkson, GA, a suburb of Atlanta. This market has strengthened recently due to a lack of new building in the area. During the second quarter of 1994, occupancy at the property increased from 95% to 97%. During the remainder of 1994, the owner plans to raise rental rates, as was done in 1993.

        The Township in Hampton Woods property, located in Hampton, VA, operates in a market which is primarily dependent on the defense industry. Although military bases and factories in general have been subject to cutbacks and closings, this market has not been adversely affected by this trend. During the second quarter of 1994, occupancy at the property decreased from 94% to 93%. The owner, however, was able to raise rental rates approximately 4%.

        High Ridge Apartments, located in Albuquerque, NM, operates in a strong market which has a vacancy rate of 3%. Occupancy at the property remained at 98% during the second quarter of 1994. New apartment units are under construction in this market, but they are not expected to adversely affect the property's performance.

        Fountain Head Apartments, located in Kansas City, MO, is in a market which has a vacancy rate of 5%. Although occupancy at the property decreased from 96% to 92% during the second quarter of 1994, rents were increased and concessions were eliminated.
PART II - OTHER INFORMATION

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



                              DEAN WITTER/COLDWELL BANKER
                              TAX EXEMPT MORTGAGE FUND, L.P.



                              By:  TEMPO-GP, INC.
                                   Managing General Partner


Date:  August 15, 1994             By:  /s/E. Davisson Hardman, Jr.
                                        E. Davisson Hardman, Jr.
                                        President



Date:  August 15, 1994             By:  /s/Lawrence Volpe
                                        Lawrence Volpe
                                        Controller
                                        (Principal Financial and
                                         Accounting Officer)



                                   TEMPO-LP, INC.


Date:  August 15, 1994             By:  /s/E. Davisson Hardman, Jr.
                                        E. Davisson Hardman, Jr.
                                        President


Date:  August 15, 1994             By:  /s/Lawrence Volpe
                                        Lawrence Volpe
                                        Controller
                                        (Principal Financial and
                                         Accounting Officer)