Form 10-Q
period 1994-09-30
WITTER DEAN COLDWELL BANKER TAX EXEMPT MORTGAGE FUND LP
filed 1994-11-14
CIK 794449

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

[ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
                  For the period ended September 30, 1994

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

                                BALANCE SHEETS


                                              September 30,
                                                    1994        December 31,
                                                (Unaudited)         1993
                                    ASSETS
Cash and short-term investments, at cost,
 which approximates market                     $  4,280,326     $  3,214,536

Accrued interest receivable                         457,275          533,357

Investments in revenue bonds                    103,216,067      103,778,450

Deferred bond selection fee, net                  1,527,223        1,686,954

Other assets                                        742,562          681,530

                                               $110,223,453     $109,894,827



                       LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and other liabilities         $    887,014     $    790,525

Partners' capital:
 Assigned Benefit Certificates
 (7,454,110 ABC's outstanding)                  109,336,439      109,104,302

                                               $110,223,453     $109,894,827

See accompanying notes to financial statements.

[FN]

              DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                               Statements of Operations

                Three and nine months ended September 30, 1994 and 1993
                                      (Unaudited)


                                    Three months ended             Nine months ended
                                        September 30,                September 30,
                                    1994            1993         1994           1993
Interest income:

  Revenue bonds               $1,907,660      $1,733,900     $5,601,282    $4,870,058
  Short-term investments          14,628          17,258         35,433        55,071

                               1,922,288       1,751,158      5,636,715     4,925,129

Expenses:

  General and administrative      74,347          82,980        555,609       305,305

Net income                    $1,847,941        $1,668,178   $5,081,106    $4,619,824

Net income per Assigned
  Benefit Certificate        $       .25      $      .22     $      .67    $      .61






                    See accompanying notes to financial statements.

[FN]

          DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                        STATEMENT OF PARTNERS' CAPITAL

                     Nine months ended September 30, 1994
                                  (Unaudited)




                                    Limited         General
                                    Partners        Partner           Total

Partners' capital (deficit)
  at January 1, 1994            $109,739,380     $(635,078)    $109,104,302

Net income                         4,979,484       101,622        5,081,106

Cash distributions                (4,751,991)      (96,978)      (4,848,969)

Partners' capital (deficit)
  at September 30, 1994         $110,966,873     $(630,434)    $109,336,439












                See accompanying notes to financial statements.

[FN]

              DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                               STATEMENTS OF CASH FLOWS

                     Nine months ended September 30, 1994 and 1993
                                      (Unaudited)

                                                           1994              1993
Cash flows from operating activities:
   Net income                                          $ 5,081,106       $ 4,619,824
   Adjustments to reconcile net income to
   net cash provided by operating activities:
   Amortization                                            562,383           784,620
   Amortization of deferred bond selection fee             159,731           159,731
   Decrease in operating assets:
      Accrued interest receivable                           76,082            31,477
   Increase in operating liabilities:
      Accounts payable and other liabilities                96,489           627,121

         Net cash provided by operating activities       5,975,791         6,222,773

Cash flows from financing activities:
   Cash distributions                                   (4,848,969)       (5,419,441)
   Other assets                                            (61,032)         (522,460)

         Net cash used in financing activities          (4,910,001)       (5,941,901)


Increase in cash and short-term investments              1,065,790           280,872

Cash and short-term investments at beginning
   of period                                             3,214,536         3,116,206

Cash and short-term investments at end
   of period                                           $ 4,280,326       $ 3,397,078

See accompanying notes to financial statements.

[FN]

        DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                       NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)


1. The Partnership and Accounting Policies

   Dean Witter/Coldwell Banker Tax Exempt Mortgage Fund, L.P. (the "Partnership") is a limited partnership organized under the laws of the State of Delaware on August 20, 1986.

   The Partnership's records are maintained on the accrual basis of accounting for financial reporting and tax purposes.

   Generally, investments in revenue bonds are carried at cost. The Partnership has acquired ownership interests in certain properties collateralizing the bonds because the owners of such properties defaulted on the bonds. At the date of acquisition of these ownership interests, the Partnership adjusted the carrying value of the related bonds to the net realizable value of the property if such amount was lower than the book value of the bonds. Subsequently, for those bonds which were written down to net realizable value, the Partnership records periodic amortization (netted against bond interest) approximately equal to depreciation on the property.

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

2. Investment in Revenue Bonds

   The Partnership recognized provisions for uncollectible interest of $887,377 and $1,592,739 for the nine months ended September 30, 1994 and 1993, respectively, which amounts approximate accrued but unpaid interest on the Park at Landmark and SunBrook Apartments revenue bonds. These amounts are recorded as a reduction of interest income from revenue bonds.

   In 1993, American First REIT Inc. ("AFREIT"), owner of the Township in Hampton Woods property, informed the Partnership that it intended to refinance the property and prepay the related mortgage loan. The Partnership informed AFREIT that the loan documents do not permit prepayment before 1996. (If prepayment is made between 1996 and 1998, the owner must also pay a prepayment penalty.) In March 1994, AFREIT filed suit to compel the Partnership to accept the prepayment. The ultimate outcome of this suit is uncertain at this time.

   Building improvements costing approximately $275,000 were completed during the second quarter of 1994 at the Fountain Head property, which is owned 50% each by the Partnership and Fountain Head Partners, an unaffiliated party. While Fountain Head Partners acknowledged the need for certain building improvements, it has not agreed to pay its share of what the Partnership considers to be necessary. In May 1994, the Partnership filed a demand for arbitration seeking a 50% reimbursement of project costs from Fountain Head Partners; the arbitration hearing is scheduled for December 12, 1994. In the meantime, in order to fix certain conditions which were in immediate need of repair, the Partnership made the improvements.

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

   In July 1994, the debt was modified, effective with the September 1 payment. The minimum interest rate was reduced from 7.25% to 5.35%, the earliest call date was extended to 2006, and the requirement for an operating deficit guaranty was eliminated. The base interest rate was not changed, so the Partnership expects to continue to receive all of the cash flow from the property as interest.

   The Partnership incurred costs of approximately $255,000 to remove the tax lien and modify the debt; these costs were included in general and administrative expenses in the second quarter of 1994.

3. Related Party Transactions

   An affiliate of the General Partner performs bond servicing and administrative functions, processes investor transactions and prepares tax information for the Partnership. For each nine-month period ended September 30, 1994 and 1993, the Partnership incurred approximately $387,000 for these services. As of September 30, 1994, the affiliate was owed approximately $30,000 for these services.

   Another affiliate of the General Partner earned fees of $73,522 and $102,104 for the management of the Park at Landmark property during the nine months ended September 30, 1994 and 1993, respectively. As of September 30, 1994, the affiliate was owed approximately $17,000.

4. Cash Distributions

   On November 10, 1994, the Partnership paid a cash distribution of $1,583,997 to the Investors ($0.2125 per ABC) and $32,326 to the General Partner.

                              TEMPO-LP, INC.

                              BALANCE SHEETS




                                         September 30,
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

[FN]

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

        The Partnership has purchased ten series of revenue bonds, the proceeds of which funded the development of eight properties (the
"Properties"). The Partnership's acquisition program has been completed. No additional investments are planned.

        Cash flow generated by the Properties is the primary source of all payments due the Partnership under the terms of the revenue bonds, which are collateralized by the Properties.

        The Partnership's business is indirectly affected by competition to the extent that the Properties may be subject to competition from neighboring properties. Many residential real estate markets are stabilizing because new construction has been significantly less than new renter household formation over the past several years. Another indication of improvement in the residential market is that rental rates in many metropolitan areas are slowly increasing. Employment is projected to grow in certain regions such as the Southwest, Southeast and areas of Florida resulting in a steady increase in demand for multifamily housing. At several of the properties securing the mortgage loans in the Partnership's portfolio, rental rates have increased or are scheduled to increase during 1994, and therefore, the Partnership's cash flow from operations should gradually increase.

        During the nine months ended September 30, 1994, the Partnership's cash flow from operations exceeded its distributions and expenditures. The Partnership expects that its cash flow from operations will continue to exceed its distributions and other cash needs during the remainder of 1994.

        The payment status of each revenue bond during the nine months ended September 30, 1994 is as follows:

        Cash flow from the High Ridge Apartments, Township in Hampton Woods and Pine Club Apartments properties enabled their owners to pay debt service at effective interest rates of 8.20%, 8.84% and 7.84%, respectively. These payment rates exceeded the minimum interest rates required on the High Ridge loan (7.25%), Hampton Woods loan (8.5%) and Pine Club loan (7.5%). Such excess payments were applied to base interest due under the respective loans. During the remainder of 1994, each of these properties is expected to operate at a modest cash flow surplus after payment of minimum debt service and, therefore, should be able to continue to pay a portion of base interest.

        The owner of Wildcreek Apartments property paid its minimum debt service and required reserves in full. The Partnership is holding the remaining proceeds from the letter of credit opened by this owner as additional security on the loan, approximately $249,000, in a segregated cash account. The Partnership does not expect that it will need to use these proceeds to fund minimum debt service or reserve shortfalls of the owner in the near future.

        In April 1994, the Partnership and the owner of Burlington Arboretum Apartments reached a settlement with respect to various defaults in debt service and other matters, and in July 1994, the Burlington Arboretum debt was modified effective with the September 1 payment. See note 2 to the financial statements.

        The owner of Burlington Arboretum is currently completing certain capital improvements projects; as a result, the Partnership does not expect to receive significant base interest from this property during the remainder of 1994.

        The Fountain Head property operated at breakeven after paying minimum debt service but before funding the capital improvements described in note 2 to the financial statements. During the remainder of 1994, the property is expected to continue to generate sufficient cash flow to make minimum debt service and required reserve payments. At September 30, 1994, Fountain Head Partners has a remaining commitment to fund property operating deficits of approximately $25,000. The Partnership has funded $216,811 of the total costs of the capital improvements program ($275,000) as of September 30, 1994.

        All of the cash flow generated by the SunBrook property (which is partly owned by the Partnership) is paid to the Partnership. During the nine months ended September 30, 1994, the Partnership received $1,004,285 from the property; this amount was higher than required minimum debt service by $116,614. The excess payment was applied to minimum debt service reserves previously taken on this loan.

        The Partnership has completed a $740,000 capital improvements program for the SunBrook property. The Partnership has funded $622,946 of project costs as of September 30, 1994.

        All of the cash flow generated by the Park at Landmark property (which is partly owned by the Partnership) is paid to the Partnership. During the nine months ended September 30, 1994, the Partnership received $945,071 from the property; this amount was less than minimum debt service by $1,003,991. Cash flow from the property is not expected to be sufficient to fully pay minimum debt service in the foreseeable future.

        On November 10, 1994, the Partnership paid the third quarter cash distribution of $1,583,997 to the Investors ($0.2125 per ABC) and $32,326 to the General Partner.

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

Operations

        Fluctuations in the Partnership's operating results for the nine and three months ended September 30, 1994 compared to the nine and three months ended September 30, 1993 are primarily attributable to the following:

        The increase in interest income from revenue bonds for the nine months ended September 30, 1994 compared to 1993 was primarily due to an increase in interest received from the Park at Landmark and SunBrook properties. The increase in interest income from revenue bonds for the three months ended September 30, 1994 compared to 1993 was primarily due to an increase in interest received from the SunBrook property.

        The increase in general and administrative expenses for the nine months ended September 30, 1994 compared to 1993 was primarily due to the costs of restructuring the Burlington Arboretum debt of approximately $255,000, which were recognized by the Partnership in the second quarter of 1994.

        A summary of the markets in which the Properties are located is as follows:

        Burlington Arboretum Apartments is located in Burlington, MA, a suburb of Boston which has been only slightly affected by the negative economic conditions of the Boston area. This market currently has a vacancy rate of 3% and is experiencing a modest increase in rental rates. In 1994, the owner raised rental rates by an average of 2%. During the third quarter of 1994, occupancy at the property increased from 95% to 98%.

        The Park at Landmark property, located in Alexandria, VA, competes against several neighboring apartment buildings. The Alexandria market currently has a vacancy rate of 5%, but has not experienced an increase in rental rates. During the third quarter of 1994, occupancy at the property increased from 91% to 95%. Occupancy in the market is expected to stabilize in 1995, which should lead to higher rental rates.

        Pine Club Apartments, located in Orlando, Fl, operates in a market with a current vacancy rate of 8%. In 1994, the owner raised rental rates by an average of 5%. During the third quarter of 1994, occupancy at the property decreased from 97% to 94% due to seasonal fluctuations.

        SunBrook Apartments is located in St. Charles County, MO, a suburb of St. Louis. Occupancy in this market has begun to increase as a result of improving economic conditions in the area. The rate of layoffs has decreased and new commercial construction has begun to increase. Property occupancy is subject to seasonal fluctuations, with the highest occupancy occurring in the summer months; occupancy at the property decreased from 95% to 90% by September 30, 1994. In 1994, the owner increased rental rates by approximately 4%.

        Wildcreek Apartments is located in Clarkson, GA, a suburb of Atlanta. This market, which has a vacancy rate of 93%, has strengthened recently due to a lack of new construction in the area. In 1994, the owner raised rental rates by an average of 15%. During the third quarter of 1994, occupancy at the property decreased from 97% to 94% due to seasonal fluctuations.

        The Township in Hampton Woods property, located in Hampton, VA, operates in a market which is primarily dependent on the defense industry. Although military bases and factories in general have been subject to cutbacks and closings, this market has not been adversely affected. During the third quarter of 1994, occupancy at the property remained stable at 93%. In 1994, the owner increased rental rates by approximately 4%.

        High Ridge Apartments, located in Albuquerque, NM, operates in a strong market which has a vacancy rate of 3% and is experiencing an increase in rental rates. In 1994, the owner raised rental rates by an average of 5%. Occupancy at the property remained stable at 98% during the third quarter of 1994. New apartment units are under construction in this market, but they are not expected to adversely affect this property's performance.

        Fountain Head Apartments, located in Kansas City, MO, operates in a market which has a vacancy rate of 5% and is experiencing an increase in rental rates. Rents at the property were increased and concessions were eliminated during the second the quarter. Occupancy at the property increased from 92% to 97% during the third quarter of 1994.

Inflation

        Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or the Properties.

PART II - OTHER INFORMATION

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



                              DEAN WITTER/COLDWELL BANKER
                              TAX EXEMPT MORTGAGE FUND, L.P.



                              By:  TEMPO-GP, INC.
                                   Managing General Partner


Date:  November 14, 1994           By:  /s/E. Davisson Hardman, Jr.
                                        E. Davisson Hardman, Jr.
                                        President



Date:  November 14, 1994           By:  /s/Lawrence Volpe
                                        Lawrence Volpe
                                        Controller
                                        (Principal Financial and
                                         Accounting Officer)



                                   TEMPO-LP, INC.


Date:  November 14, 1994           By:  /s/E. Davisson Hardman, Jr.
                                        E. Davisson Hardman, Jr.
                                        President


Date:  November 14, 1994           By:  /s/Lawrence Volpe
                                        Lawrence Volpe
                                        Controller
                                        (Principal Financial and
                                         Accounting Officer)