Form 10-K
WITTER DEAN COLDWELL BANKER TAX EXEMPT MORTGAGE FUND LP
filed 1995-03-31
CIK 794449

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-K

[ X ]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended December 31, 1994

                                         OR

[   ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from ________ to ________.

                           Commission File Number 0-15764

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                Name of each exchange on which registered
       None                                        None

Securities registered pursuant to Section 12(g) of the Act:

                        Units of Limited Partnership Interest
                                  (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      x      No
      _______        ______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. N/A

                         DOCUMENTS INCORPORATED BY REFERENCE
                                        None

                                       PART I

ITEM 1.   BUSINESS.


        Dean Witter/Coldwell Banker Tax Exempt Mortgage Fund, L.P. (the "Partnership"), is a limited partnership formed in August 1986 under the Uniform Limited Partnership Act of the State of Delaware for the purpose of investing in a portfolio of federally tax-exempt revenue bonds. These bonds, which are commonly known as industrial development or revenue bonds, are issued as special obligations of various state or local governments or their agencies or authorities. The proceeds of such bonds were used to fund mortgage loans to finance the construction and/or ownership of income-producing multi-family residential properties. Each of the revenue bonds is primarily secured by the real property financed by the mortgage loan.

        TEMPO-GP Inc. (the "General Partner"), a Delaware corporation which is wholly-owned by Dean Witter, Discover & Co. ("DWD") is the sole general partner of the Partnership. The General Partner manages and controls the affairs of the Partnership. The terms of the transactions between the Partnership and the General Partner and its affiliates are set forth in Item 13 below.

        TEMPO-LP Inc. (the "Limited Partner"), a Delaware corporation which is wholly-owned by DWD, is the sole limited partner of the Partnership.
The Limited Partner assigned its interests in the Partnership to investors; such interests are represented by assigned benefit certificates ("ABCs"). The Limited Partner acts as nominee or agent for the investors with respect to matters pertaining to the Partnership. The Limited Partner has no power to conduct any other business or investment activity. The Partnership and the Limited Partner are sometimes collectively referred to herein as the "Registrants".

        In 1986, the Partnership issued 7,454,110 units of ABCs with gross proceeds from the offering of $149,082,200. The offering has been terminated and no additional ABCs will be sold.

        The proceeds from the offering were used to purchase ten series of revenue bonds which funded the development of eight multi-family residential properties (the "Properties"). The terms of the mortgage loans funded by the revenue bonds mirror the terms of the corresponding revenue bonds. The mortgage loans are obligations of the respective owners of the properties and are collateralized by first mortgages on the properties. The revenue bonds are non-recourse with respect to the issuers of the bonds. The revenue bonds and the related mortgage loans and properties are described in Item 2 and the footnotes to the financial statements in Item 8 below.

        In order to protect the tax-exempt status of the revenue bonds, the owners of the Properties are required to enter into certain agreements to own, manage and operate the Properties in accordance with the requirements of the Internal Revenue Code. In addition, in order to further secure the revenue bonds, in many instances the Partnership has required letters of credit or operating deficit guarantees.

        The federally tax-exempt interest may be an item of tax preference for purposes of the federal alternative minimum tax. The Partnership may also generate other taxable income for all investors from time to time; however, such amounts are expected to be nominal.

        In December 1992, the Internal Revenue Service published proposed and temporary regulations with respect to the modification of debt instruments. If the regulations are adopted as currently written, they would limit the type and degree of direct, indirect and implied modifications that could be made by a bond owner or lender without adversely affecting the tax-exempt status of the revenue bonds. It is not clear at this time how the proposed regulations would affect the Partnership with respect to revenue bonds secured by mortgages on properties transferred to new borrowers. The regulations have not yet been finalized.

        The Partnership considers its business to include one industry segment, investment in federally tax-exempt revenue bonds primarily secured by the Properties. Financial information regarding the Partnership is set forth in the Partnership's financial statements in
Item 8 below.

        The Partnership has the right to require the revenue bond issuers to repurchase these bonds within approximately twelve to fifteen years after completion of construction of the related properties. The Partnership anticipates holding the revenue bonds for approximately fourteen to seventeen years; however, the Partnership may retain these bonds for a longer period of time if market conditions so warrant.

        The issuers of the revenue bonds also have the right to prepay the bonds approximately eight to ten years after their issuance.

        The Partnership's business is indirectly affected by competition to the extent that Properties may be subject to competition from neighboring properties. Cash flow from the Properties available to pay debt service on the revenue bonds in some cases has been reduced as a result of lower rents and increased concessions required to attract or retain tenants. Further information regarding competition in the markets where the Properties are located is set forth in Item 7, "Management's Discussion and Analysis of Financial Conditions and Results of Operations".

            The Registrants have no employees.

            All of the Registrants' business is conducted in the United States.

ITEM 2.     PROPERTIES.

            The Registrants' principal offices are located at Two World Trade
Center, New York, New York 10048.  The Registrants have no other offices.

            The following table lists the revenue bonds the Partnership has purchased and the corresponding mortgage loans and Properties:
                       Original                                     Property         Maturity
                       Bond/Loan      Closing        Location       Occupancy           Date
    Property           Principal       date        of Property     at 12/31/94      of Bond/Loan

Park at Landmark1      $ 34,650,000   3/12/87    Alexandria, VA        97%          6/1/08

Burlington Arboretum     29,326,500   9/22/87    Burlington, MA        98%         9/22/11

SunBrook Apartments2     16,325,000  12/16/87    St. Charles           86%         12/1/11
                                                   County, MO

Pine Club Apartments     13,600,000   9/23/88    Orlando, FL           91%          9/1/12

Wildcreek Apartments     11,000,000   7/16/87    Clarkston, GA         90%          7/1/11

The Township in         10,800,000   11/14/88    Hampton, VA           93%         11/1/09
  Hampton Woods

High Ridge Apartments    9,900,000   12/21/87    Albuquerque, NM       98%         12/1/11

Fountain Head            4,900,000   12/31/87    Kansas City, MO      100%         12/1/08
Apartments3
  Total               $130,501,500

1. The Partnership and an affiliate of the General Partner each own a 50% interest in the entity which owns the property. The property consists of land and two high-rise buildings containing 396 units.

2. The Partnership and an affiliate of the General Partner each own a 50% interest in the entity which owns the property. The property consists of land and 30 buildings containing 476 units.

3. The Partnership and Fountain Head Partners, an unaffiliated party, each own a 50% interest in the entity which owns the property. The property consists of land and eight buildings containing 112 units.

        The carrying values and the terms of the revenue bonds and the mortgage loans are described in the footnotes to the financial statements in Item 8 below.

ITEM 3.   LEGAL PROCEEDINGS.

        Neither the Registrants nor any of the properties in which the Partnership has an interest is subject to any material pending legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF ABC HOLDERS.

        No matter was submitted during the fourth quarter of the fiscal year to a vote of ABC holders.

                                       PART II

ITEM 5. MARKET FOR THE REGISTRANT'S ASSIGNED BENEFIT CERTIFICATES AND RELATED ABC HOLDER MATTERS.

        An established public trading market for the ABCs does not exist, and it is not anticipated that such a market will develop in the future. Accordingly, information as to the market value of an ABC at any given date is not available. However, the Partnership does allow the ABC holders (the "Investors") to transfer their ABCs.

        As of December 31, 1994, there were 8,329 Investors.

        The Partnership is a limited partnership and, accordingly, does not pay dividends. It does, however, make quarterly distributions of cash to its partners. Pursuant to the partnership agreement, distributable cash, as defined, is paid 98% to the Investors and 2% to the General Partners, until the Investors have received a non-cumulative annual return of 9.5%. Thereafter, net income will be distributed 90% to the Investors and 10% to the General Partner.

        Payments of principal from repayment of the revenue bonds or sale of the related properties will generally be distributed 100% to the Investors. Payments of base and contingent interest (see Note 4 to the financial statements in Item 8 below) on maturity of the bond or the sale of the property will generally be distributed 98% to the Investors and 2% to the General Partner, until the Investors have received in the aggregate $20.00 per ABC plus interest payments sufficient to provide an average cumulative noncompounded return of 9.5% per annum. Thereafter, interest proceeds will be distributed 90% to the Investors and 10% to the General Partner. During the years ended December 31, 1994 and December 31, 1993, the Partnership did not distribute any sale or financing proceeds.

        During the year ended December 31, 1994, the Partnership paid cash distributions aggregating $6,465,300 with $6,335,994 distributed to the Investors and $129,306 to the General Partner. During the year ended December 31, 1993, the Partnership paid cash distributions aggregating $7,035,764 with $6,895,050 distributed to the Investors and $140,714 to the General Partner. The distributions aggregated $0.85 per ABC in 1994 and $.925 per ABC in 1993.

        On February 10, 1995, the Partnership paid the fourth quarter distribution of $1,583,998 to the Investors ($0.2125 per ABC) and $32,326 to the General Partner.

        The Partnership anticipates making regular distributions to its partners in the future.

        The sole shareholder of TEMPO L.P. Inc. was DWD.

ITEM 6.     SELECTED FINANCIAL DATA.

            The following sets forth a summary of the selected financial data for the Partnership:

                 Years ended December 31, 1994, 1993, 1992, 1991, and 1990
                            1994         1993          1992          1991          1990

Total revenues          $7,581,882    $6,431,393     $6,432,862    $5,830,989    $7,346,348

Net income (loss)       $6,846,233  $(11,269,051)    $5,097,284    $5,388,560    $3,765,377

Net income (loss) per ABC    $0.90        $(1.48)         $0.67         $0.71         $0.50

Cash distribution
paid per ABC                 $0.85         $0.925         $1.00         $1.05        $1.225

Total assets at
December 31           $110,442,773   $109,894,827  $127,847,448  $130,572,629  $133,130,118

Note: The above financial data should be read in conjunction with the financial statements and the related notes appearing in Item 8. Certain amounts have been reclassified to conform with the 1994 presentation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

          The Partnership's business is indirectly affected by competition to the extent that the Properties may be subject to competition from neighboring properties. Many residential real estate markets are stabilizing because new construction has been significantly less than new renter household formation over the past several years. Another indication of improvement in the residential market is that rental rates
in many metropolitan areas are slowly increasing.   Employment is
projected to grow in certain regions such as the Southwest, Southeast and areas of Florida resulting in a steady increase in demand for multifamily housing. At several of the properties securing the mortgage loans in the Partnership's portfolio, rental rates have increased during 1994 and, therefore, the Partnership's cash flow from operations should gradually increase.

          In 1994, Partnership cash flow from operations exceeded its distributions and other cash requirements. The Partnership expects that its cash flow from operations will continue to exceed its distributions and other cash needs in 1995. The Partnership will increase the cash distribution rate from 4.25% to 5% beginning with the cash distribution for the first quarter of 1995.

          The payment status of each revenue bond follows:

          Cash flow from the Pine Club Apartments, High Ridge Apartments and Township in Hampton Woods properties enabled their owners to pay debt service at effective interest rates of 7.75%, 8.20%, and 8.91%, respectively. These payment rates exceeded the minimum interest rates required on the Pine Club loan (7.50%), High Ridge loan (7.25%) and the Township in Hampton Woods loan (8.50%). The excess payments were applied to base interest due under the loans. In 1995, each of these properties is expected to operate at a modest cash flow surplus after payment of minimum debt service and, therefore, each should be able to pay a portion of the base interest in 1995.

          In 1993, the Partnership allowed America First Tax Exempt Mortgage Fund, L.P., the original owner of the Township in Hampton Woods property, to transfer ownership and the related mortgage loan payable to American First REIT Inc. ("AFREIT"), a real estate investment trust. Subsequently, AFREIT informed the Partnership that it intended to refinance the property and prepay the related mortgage loan and, in 1994, filed suit to compel the Partnership to accept prepayment. In February 1995, the Court, in a summary judgment, ruled that the loan agreements are clear that there can be no voluntary prepayments prior to November 1, 1996. AFREIT has until April 12, 1995 to appeal the decision.

          The owner of Wildcreek Apartments property paid its minimum debt service and required reserves in full in 1994. The Partnership is holding the remaining proceeds from the letter of credit opened by this owner as additional security on the loan, approximately $251,000, in a segregated cash account. The Partnership does not expect that it will need to use these proceeds to fund minimum debt service or reserve shortfalls of the owner in the near future.

          In April 1994, the Partnership and the owner of Burlington Arboretum Apartments reached a settlement with respect to various defaults in debt service and other matters, and in July 1994, the Burlington Arboretum debt was modified effective with the September 1 payment. See Note 4 to the financial statements in Item 8 below.

          In 1994, the Fountain Head property operated at breakeven after paying required minimum debt service, but before funding certain building improvements that were required at the property. The Partnership funded the total costs of the capital improvements program (approximately $271,000) through December 31, 1994 and is in dispute with Fountain Head Partners over its share of such costs. See Note 4 to the financial statements in Item 8 below. The property is expected to continue to generate sufficient cash flow to make minimum debt service and required reserve payments. At December 31, 1994, Fountain Head Partners has a remaining commitment to fund property operating deficits of approximately $25,000.

          All of the cash flow generated by the SunBrook property (which is partly owned by the Partnership) is paid to the Partnership. During 1994, the Partnership received $1,223,637 from the property; this amount was higher than required minimum debt service by approximately $42,000. The excess payment was applied to reduce minimum debt service reserves previously taken on this loan. Cash flow from the property is expected to be sufficient to fully pay minimum debt service in 1995.

          In 1994, the Partnership completed a capital improvements program for the SunBrook property at a total cost of $663,814.

          All of the cash flow generated by the Park at Landmark property (which is partly owned by the Partnership) is paid to the Partnership. During 1994, the Partnership received $1,524,159 from the property; this amount was less than required minimum debt service by $1,074,591. Cash flow from the property is not expected to be sufficient to fully pay minimum debt service in the foreseeable future.

          On February 10, 1995, the Partnership paid the fourth quarter cash distribution of $1,583,998 to the Investors ($0.2125 per ABC) and $32,326 to the General Partner.

Operations

          Fluctuations in the Partnership's operating results for the year ended December 31, 1994 compared to 1993 and 1993 compared to 1992 are primarily attributable to the following:

          The increase in interest income from revenue bonds in 1994 compared to 1993 was primarily due to an increase in interest received from the Park at Landmark and SunBrook properties.

          In 1993, the Partnership recorded a provision for loss on investments totaling $17,345,397, with regard to the Partnership's investment in the Park at Landmark and Burlington revenue bonds thereby reducing the Partnership's net income when compared to 1994 and 1992.

          The increase in general and administrative expenses in 1994 compared to 1993 was primarily due to the costs of restructuring the Burlington Arboretum debt of approximately $255,000. General and administrative expenses were higher in 1992 than in 1993 because of legal fees incurred in connection with the settlement of litigation with the former owners of the SunBrook and Park at Landmark properties in 1992.

          A summary of the markets in which the Properties are located is as follows:

          Burlington Apartments, located in Burlington, MA, a suburb of Boston, is in a market which has strengthened in 1994. During 1994, occupancy in this market decreased slightly from 98% to 97% while occupancy at the property decreased slightly from 99% to 98%. Because there is little vacancy in this market, the owner was able to increase rental rates in 1994.

          The Park at Landmark property, located in Alexandria, VA, competes against several neighboring apartment buildings in a market experiencing a vacancy rate of 5%. During 1994, occupancy at the property increased from 85% to 97%. Occupancy in the market is expected to stabilize in 1995.

          Pine Club Apartments, located in Orlando, FL, operates in a market with a current vacancy rate of 8%. In 1994, occupancy at the property decreased from 99% to 91%, and the owner has been able to increase rental rates.

          SunBrook Apartments is located in St. Charles County, MO, a suburb of St. Louis. Occupancy in this market has begun to increase as a result of improving economic conditions in the area. Major employers in the area have ceased additional layoffs while new commercial construction has begun to increase. Occupancy fluctuates seasonally and was 86% at December 31, 1994 and 1993. In 1994, the owner was able to increase rental rates.

          Wildcreek Apartments is located in Clarkston, GA, a suburb of Atlanta. This market has strengthened in recent years due to a lack of new residential construction in the area. Occupancy at the property decreased from 99% to 90% during 1994, and the owner was able to raise rental rates.

          The Township in Hampton Woods property, located in Hampton, VA, operates in a market which is primarily dependent on the defense industry. Although military bases and factories in general have been subject to cutbacks and closings, this market, with a current vacancy rate of 7%, has not been adversely affected by this trend. During 1994, occupancy at the property remained stable at 93%. In 1994, the owner was able to increase rental rates.

          High Ridge Apartments, located in Albuquerque, NM, operates in a strong market which has a vacancy rate of 3% and is experiencing an increase in rental rates. Occupancy at the property decreased slightly from 99% to 98% in 1994, but the owner was able to raise rental rates. New apartment units are under construction in this market, but they are not expected to compete directly with the property.

          Fountain Head Apartments, located in Kansas City, MO, operates in a market which has a vacancy rate of 5% and is experiencing an increase in rental rates. During 1994, occupancy increased from 96% to 100% and the owner was able to increase rental rates and eliminate concessions.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                 DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                                            INDEX
(a) Financial Statements
                                                                               Page
Independent Auditors' Report                                                      12
Schedules of Investments at December 31, 1994 and 1993                         13-16
Balance Sheets at December 31, 1994 and 1993                                      17
Statements of Operations for the years ended
  December 31, 1994, 1993 and 1992                                                18
Statements of Partners' Capital for the years ended
  December 31, 1994, 1993 and 1992                                                19
Statements of Cash Flows for the years ended
  December 31, 1994, 1993 and 1992                                                20
Notes to Financial Statements                                                  21-32



                                       TEMPO-LP, INC.

Independent Auditors' Report                                                      33
Balance Sheets at December 31, 1994 and 1993                                      34
Note to Balance Sheets                                                            35


(b) Financial Statement Schedule

Schedule VIII - Valuation and Qualifying Accounts                                 42






All schedules other than those indicated above have been omitted because either the required information is not applicable or the information is shown in the financial statements or notes thereto.

/TABLE

Independent Auditors' Report





To The Partners of
Dean Witter/Coldwell Banker Tax Exempt Mortgage Fund, LP


We have audited the accompanying balance sheets, including schedules of investments, of Dean Witter/Coldwell Banker Tax Exempt Mortgage Fund, LP (the "Partnership") as of December 31, 1994 and 1993, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the index at Item 8. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Dean Witter/Coldwell Banker Tax Exempt Mortgage Fund, LP as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. Also in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

                                           /s/Deloitte & Touche LLP
                                              DELOITTE & TOUCHE LLP



March 17, 1995

                 DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                                   SCHEDULE OF INVESTMENTS

                                      December 31, 1994

                                          Percentage                   Par         Carrying
Short-term Investments:                  of Portfolio    Maturity    ($000)          Value
Tax-exempt variable Rate Demand
  Notes of various issuers                   2.2%        01/02/95     2,390       $ 2,390,000

Landmark New York Tax Free
  Cash Reserve Money Market
  Fund consisting of New York
  Municipal obligations                      1.9%        01/02/95         -         2,072,669

Cash                                          -           N/A             -             1,721
  Total cash and short-term
    investments                              4.1%                                   4,464,390

Revenue Bonds:

Burlington Arboretum Apartments
  City of Burlington, MA
  Housing Authority,
  Series 1987, MB, 9.00%                    21.9%        09/22/11      28,826      23,500,000

  City of Burlington, MA
  Housing Authority, Series
  1989A, 9.00%                               0.5%        09/22/11         500         500,000

                                            22.4%                      29,326      24,000,000

Park at Landmark
  City of Alexandria, VA
  MultiFamily Refunding
  Revenue Bond, Series
  1987A, 9.50%                              15.7%        06/01/08      34,650      16,907,845

Pine Club Apartments
  Orange County, FL
  Multifamily Housing Revenue
  Bond, Series 1988, 9.50%                  12.7%         9/01/12      13,750      13,600,000

SunBrook Apartments
  County of St. Charles, MO
  Industrial Development
  Authority Revenue Bond,
  Series 1987, 9.25%                        11.1%        12/01/11      16,330      11,884,600

See accompanying notes to financial statements.
/TABLE

                 DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                                   SCHEDULE OF INVESTMENTS

                                      December 31, 1994


                                          Percentage                    Par        Carrying
Revenue Bonds, continued:                of Portfolio    Maturity     ($000)         Value
Wildcreek Apartments
  City of Clarkston, GA
  Multifamily Housing
  Revenue Bond,
  Series 1987, 9.50%                         10.2%       07/01/11      11,000      11,000,000

Township at Hampton Woods
  Hampton, VA Redevelopment and
  Housing Authority Multifamily
  Mortgage Revenue Note,
  Series 1988, 12.00%                        10.0%       11/01/09      10,800      10,800,000

High Ridge Apartments
  State of New Mexico
  Mortgage Finance Authority
  Multifamily Housing
  Revenue Bond, Series
  1987A, 9.25%                                6.9%       12/01/11       7,400       7,400,000

  State of New Mexico
  Mortgage Finance
  Authority Multifamily
  Housing Revenue Bond,
  Series 1987B, 9.25%                         2.3%       12/01/11       2,500       2,500,000

                                              9.2%                      9,900       9,900,000

Fountain Head Apartments
  Kansas City, MO Industrial
  Development Authority
  Multifamily Housing
  Refunding Bond, Series
  1987, 9.25%                                 4.6%       12/01/08       4,900       4,900,000

      Total revenue bonds                    95.9%                                102,992,445

        Total investments                   100.0%                               $107,456,835

See accompanying notes to financial statements.
/TABLE

                 DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                                   SCHEDULE OF INVESTMENTS

                                      December 31, 1993

                                          Percentage                    Par        Carrying
Short-term Investments:                  of Portfolio    Maturity     ($000)         Value
Tax-exempt variable Rate Demand
  Notes of various issuers                   2.0%        01/02/94     2,390       $ 2,490,000

Landmark New York Tax Free
  Cash Reserve Money Market
  Fund consisting of New York
  Municipal obligations                      0.6%        01/02/94         -           718,528

Cash                                          -           N/A             -             6,008
  Total cash and short-term
    investments                              2.6%                                   3,214,536

Revenue Bonds:

Burlington Arboretum Apartments
  City of Burlington, MA
  Housing Authority,
  Series 1987, MB, 9.00%                    23.3%        09/22/11      28,826      23,500,000

  City of Burlington, MA
  Housing Authority, Series
  1989A, 9.00%                               0.4%        09/22/11         500         500,000

                                            23.7%                      29,326      24,000,000

Park at Landmark
  City of Alexandria, VA
  MultiFamily Refunding
  Revenue Bond, Series
  1987A, 9.50%                              23.3%        06/01/08      34,650      17,400,000

Pine Club Apartments
  Orange County, FL
  Multifamily Housing Revenue
  Bond, Series 1988, 9.50%                  11.0%         9/01/12      13,750      13,600,000

SunBrook Apartments
  County of St. Charles, MO
  Industrial Development
  Authority Revenue Bond,
  Series 1987, 9.25%                         9.8%        12/01/11      16,330      12,178,450

See accompanying notes to financial statements.
/TABLE

                 DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                                   SCHEDULE OF INVESTMENTS

                                      December 31, 1993

                                          Percentage                    Par        Carrying
Revenue Bonds, continued:                of Portfolio    Maturity     ($000)         Value
Wildcreek Apartments
  City of Clarkston, GA
  Multifamily Housing
  Revenue Bond,
  Series 1987, 9.50%                          8.9%       07/01/11      11,000      11,000,000

Township at Hampton Woods
  Hampton, VA Redevelopment and
  Housing Authority Multifamily
  Mortgage Revenue Note,
  Series 1988, 12.00%                         8.7%       11/01/09      10,800      10,800,000

High Ridge Apartments
  State of New Mexico
  Mortgage Finance Authority
  Multifamily Housing
  Revenue Bond, Series
  1987A, 9.25%                                6.0%       12/01/11       7,400       7,400,000

  State of New Mexico
  Mortgage Finance
  Authority Multifamily
  Housing Revenue Bond,
  Series 1987B, 9.25%                         2.0%       12/01/11       2,500       2,500,000

                                              8.0%                      9,900       9,900,000

Fountain Head Apartments
  Kansas City, MO Industrial
  Development Authority
  Multifamily Housing
  Refunding Bond, Series
  1987, 9.25%                                 4.0%       12/01/08       4,900       4,900,000

      Total revenue bonds                    97.4%                                103,778,450

        Total investments                   100.0%                               $106,992,986

See accompanying notes to financial statements
/TABLE

                 DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                                       BALANCE SHEETS

                                 December 31, 1994 and 1993



                                                               1994                1993
                    ASSETS
Cash and short-term investments, at cost
  which approximates market                                $  4,464,390        $  3,214,536

Accrued interest receivable                                     733,012             533,357

Investment in revenue bonds (Note 4)                        102,992,445         103,778,450

Deferred bond selection fee, net                              1,473,980           1,686,954

Other assets (Note 4)                                           778,946             681,530

                                                           $110,442,773        $109,894,827



            LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and other liabilities                      $   957,538        $    790,525

Partners' capital:
  Assigned Benefit Certificates
     (7,454,110 ABCs outstanding)                           109,485,235         109,104,302

                                                           $110,442,773        $109,894,827


See accompanying notes to financial statements.

                 DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                                  STATEMENTS OF OPERATIONS

                        Years ended December 31, 1994, 1993 and 1992




                                                    1994             1993             1992
Interest income:

  Revenue bonds (Note 4)                        $7,518,209     $  6,356,460        $6,320,036
  Short-term investments                            63,673           74,933           112,826

                                                 7,581,882        6,431,393         6,432,862



Expenses:

  General and administrative                       735,649          355,047           510,578
  Provision for loss on investments
     (Note 4)                                         -          17,345,397              -
  Settlement of litigation (Note 4)                   -                -              825,000

                                                   735,649       17,700,444         1,335,578

Net income (loss)                               $6,846,233     $(11,269,051)       $5,097,284

Net income (loss) per Assigned
  Benefit Certificate                           $      .90       $    (1.48)       $      .67


See accompanying notes to financial statements.

                 DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                               STATEMENTS OF PARTNERS' CAPITAL

                        Years ended December 31, 1994, 1993 and 1992




                                           Limited            General
                                           Partner            Partner             Total


Partners' capital (deficit) at
  January 1, 1992                       $130,136,872        $  (218,805)      $129,918,067

Net income                                 4,995,338            101,946          5,097,284

Distributions                             (7,454,110)          (152,124)        (7,606,234)

Partners' capital (deficit) at
  December 31, 1992                      127,678,100           (268,983)       127,409,117

Net loss                                 (11,043,670)          (225,381)       (11,269,051)

Distributions                             (6,895,050)          (140,714)        (7,035,764)

Partners' capital (deficit) at
  December 31, 1993                      109,739,380           (635,078)       109,104,302

Net income                                 6,709,308            136,925          6,846,233

Distributions                             (6,335,994)          (129,306)        (6,465,300)

Partners' capital (deficit) at
  December 31, 1994                     $110,112,694        $  (627,459)      $109,485,235


See accompanying notes to financial statements.

                 DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                                  STATEMENTS OF CASH FLOWS

                        Years ended December 31, 1994, 1993 and 1992



                                                         1994         1993          1992
Cash flows from operating activities:
  Net income (loss)                                 $ 6,846,233  $(11,269,051)   $5,097,284
  Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
    Provision for loss on investments                      -       17,345,397          -
    Amortization                                        786,005     1,053,736     1,356,686
    Amortization of deferred bond selection fee         212,974       212,974       212,974
    (Increase) decrease in accrued interest receivable (199,655)          179       321,008
    Increase (decrease) in accounts payable
          and other liabilities                         167,013       352,194      (216,231)

          Net cash provided by operating activities   7,812,570     7,695,429     6,771,721


Cash flows from financing activities:
  Cash distributions                                 (6,465,300)   (7,035,764)    (7,606,234)
  Other assets                                          (97,416)     (561,335)       (97,995)

          Net cash used in financing activities      (6,562,716)   (7,597,099)    (7,704,229)

Increase (decrease) in cash and short-term investments 1,249,854       98,330       (932,508)

Cash and short-term investments at beginning
  of year                                             3,214,536     3,116,206      4,048,714

Cash and short-term investments at end of year      $ 4,464,390   $ 3,214,536    $ 3,116,206


See accompanying notes to financial statements.

             DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                            NOTES TO FINANCIAL STATEMENTS

                          December 31, 1994, 1993 and 1992


1.  The Partnership

    Dean Witter/Coldwell Banker Tax Exempt Mortgage Fund, L.P. (the "Partnership") is a limited partnership organized under the laws of the State of Delaware on August 20, 1986. The Partnership is managed by TEMPO-GP Inc. (the "General Partner"), a subsidiary of Dean Witter, Discover & Co. ("DWD").

    In 1986, the Partnership sold 7,454,110 units of Assigned Benefit Certificates ("ABCs") for $149,082,200. The holders of ABC's (the "Investors") were assigned limited partnership interests in the Partnership by Tempo-LP Inc. (the "Limited Partner"). Tempo-LP Inc. is a wholly-owned subsidiary of DWD and the sole limited partner in the Partnership. No additional ABCs will be sold.

    The proceeds from the offering were used to purchase federally tax-exempt revenue bonds issued by various state or local governments or their agencies or authorities. The proceeds of the bonds were used to fund mortgage loans to finance the construction and/or ownership of income-producing multi-family residential properties. Each of the revenue bonds is secured by the real property financed by the related mortgage loan.

2.  Summary of Significant Accounting Policies

    The Partnership's records are maintained on the accrual basis of accounting for financial reporting and tax purposes.

    Generally, the investments in revenue bonds are carried at cost. The Partnership has acquired ownership interests in certain properties collateralizing the bonds because the owners of such properties defaulted on the bonds. At the date of acquisition of these ownership interests, the Partnership adjusted the carrying value of the related bonds to the net realizable value of the property if such amount was lower than the book value of the bonds. Subsequently, for those bonds which were written down to net realizable value, the Partnership records annual amortization (netted against bond interest) approximately equal to depreciation on the property.

    The Partnership periodically evaluates the recoverability of the carrying amount of its investments in revenue bonds. Since recoverability depends upon the cash flows expected to be generated by the properties which collateralize the bonds, the evaluation is based on review of the expected cash flows, financial condition of the properties' owners and other factors.


    Bond selection fees paid to the General Partner were deferred and allocated to individual investments purchased based on the relative cost of the investments. The fees are amortized over the expected life of the related investments, and the amortization expense is netted against interest income from the investments.

    The Partnership considers short-term investments with original maturities of three months or less to be cash equivalents.

    Net income per ABC amounts are calculated by dividing net income allocated to the Investors, in accordance with the Partnership Agreement, by the number of ABCs outstanding.

    No provision for income taxes has been made in the financial statements, since any liability for such taxes is that of the Investors rather than the Partnership.

    The accounting policies used for tax reporting purposes differ from those used for financial reporting as follows: (a) the Partnership's initial offering costs are capitalized and (b) its losses on impairment, amortization and provisions for uncollectible interest will not be recognized until realized. The tax basis of the Partnership's assets and liabilities is approximately $45,469,000 higher than the amounts reported for financial statement purposes,

3.  Partnership Agreement

    The Partnership Agreement provides that net income is distributed 98% to the Investors and 2% to the General Partner, until the Investors have received a non-cumulative annual return of 9.5%. Thereafter, net income will be distributed 90% to the Investors and 10% to the General Partner.

    Payments of principal from repayment of the revenue bonds or sale of the related properties will generally be distributed 100% to the Investors. Payments of base and contingent interest (see Note 4) on maturity of the bond or the sale of the property will generally be distributed 98% to the Investors and 2% to the General Partner, until the Investors have received, in the aggregate, $20.00 per ABC plus interest payments sufficient to provide an average cumulative noncompounded return of 9.5% per annum. Thereafter, interest proceeds will be distributed 90% to the Investors and 10% to the General Partner.

4.   Investment in Revenue Bonds

     At December 31, 1994, the investment in revenue bonds consisted of the following:
                                                               - Interest Rate -
                                                  Carrying      Minimum    Base
       Property Name           Location            Amount        Rate      Rate     Maturity
     Burlington
       Arboretum        Burlington, MA           $24,000,000     5.35%     9.00%     9/22/11

     Park at Landmark   Alexandria, VA            16,907,845     7.50      9.50      6/01/08

     Pine Club
       Apartments       Orlando, FL               13,600,000     7.50      9.50      9/01/12

     SunBrook
       Apartments       St. Charles County, MO    11,884,600     7.25      9.25     12/01/11

     Wildcreek
       Apartments       Clarkston, GA             11,000,000     7.50      9.50      7/01/11

     The Township
       in Hampton
       Woods            Hampton, VA               10,800,000     8.50     12.00     11/01/09

     High Ridge
       Apartments       Albuquerque, NM            9,900,000     7.25      9.25     12/01/11

     Fountain Head
       Apartments       Kansas City, MO            4,900,000     7.25      9.25     12/01/08

                                                $102,992,445

General description of bonds

The terms of each revenue bond mirror the terms of the mortgage loan funded with proceeds from its issuance. The revenue bonds are collateralized by first mortgages on the underlying projects, and are non-recourse with respect to the issuers of the bonds.

As additional security for the bonds, the Partnership obtained letters of credit from certain of the borrowers.

Each bond bears interest at a rate which is comprised of three components: a minimum rate, a base rate, and a contingent rate.

The minimum interest rate is the contractual rate each borrower must pay to avoid default. If a property generates cash flow from operations after payment of interest at the minimum rate, interest is payable at the base rate. Otherwise, interest at the base rate will be payable at maturity of the bonds, or from proceeds from the sale or refinancing of the Property.

The terms of the Park at Landmark and Burlington Arboretum bonds limit the base interest payable from sale or refinancing proceeds to $1,500,000 and $1,200,000, respectively.

The Partnership may also earn contingent interest, the amount of which is based on the cash flow and sale or refinancing proceeds from the underlying Properties. Such interest, combined with the stated interest rates, may not exceed 16% (14% for the Burlington Arboretum bond).

There can be no assurance that the Partnership will be able to collect any or all base or contingent interest provided for under the revenue bonds. Interest income above the minimum rate is recorded only when the Partnership is paid such interest in cash.

The principal of each revenue bond is payable in a lump sum at maturity.

The Partnership has the right to require the issuers of the bonds to repurchase them within approximately twelve to fifteen years after completion of construction, for bonds which funded construction, or the date of acquisition, for bonds which funded the acquisition of developed properties.

The issuers of the bonds also have the right to prepay the bonds approximately eight to ten years after their issuance.

Park at Landmark

As a result of a default by the owner of the Park at Landmark property, in 1990, the Partnership and an affiliate of the General Partner each acquired a 50% ownership interest in Landmark Acquisition Corp., the entity which owns the property. The Partnership also drew $1,000,000 against the letter of credit which the borrower had provided as additional security, and applied the funds against the principal of the bond. In July 1992, the Partnership and the borrower entered into a settlement agreement whereby the Partnership returned $825,000 to the borrower, and the borrower dismissed all litigation against the Partnership. The Partnership recorded the $825,000 as an expense in 1992.

The Partnership recorded amortization charges of $492,155, $759,886 and $1,062,836 in 1994, 1993 and 1992, respectively, which approximate the depreciation expense on the property as recorded by the borrower in each of those years.

The Partnership also recognized provisions for uncollectible interest of $1,074,591, $1,808,589 and $2,142,499 in 1994, 1993 and 1992,
respectively, which amounts approximate accrued but unpaid interest on the revenue bond. These amounts are recorded as a reduction of interest income from revenue bonds.

In 1993, the Partnership advanced $591,488, included in other assets, to Landmark Acquisition Corp. to enable it to fund capital improvements on the property.

In 1993, Landmark Acquisition Corp. determined that it was unlikely that property cash flows would be sufficient to enable it to recover its investment and, therefore, reduced the carrying value of the property to $17.4 million, its net realizable value at December 31, 1993, and recorded a loss. The Partnership determined that its investment was similarly impaired and, accordingly, recorded a loss of $12,018,897, to reduce the net carrying value of its investments to the net realizable value of the property.

The property consists of land and two high-rise buildings containing 396 units.

Summarized financial information for Landmark Acquisition Corp. is as follows (in thousands):
                                                                       December 31,
                                                                  1994           1993
      Land, building and improvements, net                        $ 17,038      $ 17,400
      Other assets                                                     253           402

        Total assets                                              $ 17,291      $ 17,802

      Long-term debt and accrued interest                         $ 41,885      $ 40,668
      Other liabilities                                                166           122
        Total liabilities                                           42,051        40,790

      Capital deficiency                                           (24,760)      (22,988)

        Total liabilities and capital deficiency                  $ 17,291      $ 17,802

                                                            Years ended December 31,
                                                      1994           1993          1992
      Revenues                                      $ 3,297       $  3,113       $ 2,989

      Operating expenses                              1,749          2,064         1,880
      Interest expense                                2,828          2,828         2,827
      Loss on impairment of real
        estate                                         -            12,460          -
                                                      4,577         17,352         4,707

      Loss before depreciation                       (1,280)       (14,239)       (1,718)
      Depreciation                                      492            760           752

      Net loss                                      $(1,772)      $(14,999)      $(2,470)

SunBrook Apartments

As part of a bankruptcy settlement in May 1992, SunBrook Apartments was acquired by DWR SB Partnership ("DWR SB"), a partnership owned 50% by the Partnership and 50% by an affiliate of the General Partner.

The property generated cash flow of approximately $1,265,000 in 1992, and as part of the settlement, this cash was transferred to the Partnership, which applied it to interest.

The Partnership recorded amortization charges of $415,731, $375,611 and $293,850 in 1994, 1993 and 1992, respectively, which approximates the depreciation expense on the property recorded by its owner in each of those years.

In 1994, the Partnership received approximately $42,000 more than required minimum debt service, which was applied to reduce minimum debt service reserves previously taken on this loan. In 1993 and 1992, the Partnership accrued minimum interest in full but recorded, as a reduction of interest income, provisions for uncollectible interest of $350,290 and $496,466, respectively.

In 1994, the Partnership completed a capital improvements program for this property at a total cost of $663,814. These costs are included in other assets.
The property consists of land and 30 buildings containing 476 units.

Summarized financial information for DWR SB is as follows (in thousands):
                                                                     December 31,
                                                                1994            1993
      Land, building and improvements, net                       $ 12,380       $ 12,652
      Other assets                                                    249            219

        Total assets                                             $ 12,629       $ 12,871

      Long-term debt and accrued interest                        $ 17,254       $ 17,294
      Other liabilities                                                95             67
        Total liabilities                                          17,349         17,361

      Capital deficiency                                           (4,720)        (4,490)

        Total liabilities and capital deficiency                 $ 12,629       $ 12,871

                                                            Years ended December 31,
                                                     1994            1993          1992
      Revenues                                     $ 2,071        $  1,932       $ 1,005
      Other income                                     212             259            82
                                                     2,283           2,191         1,087

      Operating expenses                             1,057           1,304           882
      Interest expense                               1,184           1,184           690
                                                     2,241           2,488         1,572

      Income (loss) before
        depreciation                                    42            (297)         (485)
      Depreciation                                     416             376           294

      Net loss                                     $  (374)       $   (673)      $  (779)

Fountain Head Apartments

The property is owned by Fountain Head Acquisition Corp., which is owned 50% each by the Partnership and Fountain Head Partners, an unaffiliated party. Pursuant to an agreement among the owners, through December 31, 1994, the Partnership had advanced $75,000 and Fountain Head Partners had advanced $50,000 to fund debt service deficiencies; Fountain Head Partners is obligated to fund an additional $25,000 of deficiencies if necessary.

Building improvements costing approximately $271,000 were completed
during the second quarter of 1994.   While Fountain Head Partners
acknowledged the need for certain building improvements, it has not agreed to pay its share of the amount the Partnership considers to be necessary and as a result, the improvements were funded by the Partnership. In December 1994, the Partnership and the owner had an arbitration hearing in which the Partnership sought a 50% reimbursement of project costs from Fountain Head Partners. This matter is expected to be resolved in 1995.

The property consists of land and eight buildings containing 112 units.

Burlington Arboretum

The partnership which owns the Burlington Arboretum Apartments (the "Owner") did not pay its debt service in full in 1991 and 1992. As a result, the Partnership drew down a total of $633,000 through April 1993 from the letter of credit, opened by the Owner as security, to fund these deficiencies. In 1993, the Owner paid required minimum debt service.

On May 6, 1993, the general partner of the Owner was replaced by a new general partner who committed a substantial amount of new capital, and the Partnership agreed to attempt to modify the revenue bond and related mortgage loan.

However, the new general partner did not pay certain taxes and other liabilities incurred prior to May 6, 1993 and, in February 1994, the City
of Burlington placed a lien on the property.   This lien represented an
event of default on the revenue bond.

In March 1994, the Owner did not pay all of its minimum debt service and required reserve payments; in response, the Partnership sent the Owner a notice of default. Pursuant to a settlement between the Partnership and the Owner, in April 1994, the Owner cured the defaults by paying the March debt service shortfall and an additional $105,000 to the Partnership. The Partnership then paid all past due taxes on behalf of the Owner, and the tax lien was removed.


In July 1994, the debt was modified, effective with the September 1, 1994 payment. The minimum rate was reduced from 7.25% to 5.35%, the earliest call date was extended to 2006, and the requirement for an operating deficit guaranty was eliminated. The base interest rate was unchanged, so the Partnership expects to continue to receive all of the cash flow from the property as interest.

The Partnership incurred costs of approximately $255,000 to remove the tax lien and modify the debt; these costs were included in general and administrative expenses in 1994.

In 1993, the Partnership determined that its investment in the revenue bond was impaired and recorded a provision for loss of $5,326,500 to reduce the carrying value of the investment to $24,000,000, the estimated net realizable value of the property.

Summarized financial information for the Burlington Arboretum Limited
Partnership, the owner of the property, is as follows (in thousands):

                                                                           December 31,
                                                                       1994          1993
      Land, building and improvements, net                           $26,462       $27,156
      Other assets                                                     1,615         1,445

        Total assets                                                 $28,077       $28,601

      Long-term debt, including accrued interest                     $31,485       $31,492
      Other liabilities                                                  907           877
        Total liabilities                                             32,392        32,369

      Capital deficiency                                              (4,315)       (3,768)

        Total liabilities and capital deficiency                     $28,077       $28,601

                                                              Years ended December 31,
                                                           1994        1993        1992
      Revenues                                            $3,470     $ 3,367     $ 3,254
      Other income                                            43         419         -
                                                           3,513       3,786       3,254

      Operating expenses                                   1,178       1,300       1,169
      Interest expense                                     1,996       2,238       2,769
                                                           3,174       3,538       3,938

      Income (loss) before depreciation                      339         248        (684)
      Depreciation and amortization                          886         921         921

      Net loss                                            $ (547)    $  (673)    $(1,605)

  Wildcreek Apartments

  In 1994, Wildcreek paid the required minimum debt service and reserve payments in full. The Partnership is holding the remaining letter of credit proceeds of approximately $251,000 in a segregated cash account.

  Pine Club Apartments

  Summarized financial information for the Pine Club Apartments Limited partnership, the owner of the property, is as follows (in thousands):
                                                                            December 31,
                                                                       1994          1993
      Land, building and improvements, net                            $ 9,922      $10,601
      Other assets                                                        951          981

        Total assets                                                  $10,873      $11,582

      Long-term debt                                                  $13,600      $13,600
      Other liabilities                                                 1,451        1,440
        Total liabilities                                              15,051       15,040

      Capital deficiency                                               (4,178)      (3,458)

        Total liabilities and capital deficiency                      $10,873      $11,582

                                                               Years ended December 31,
                                                           1994          1993        1992
      Revenues                                           $ 1,789     $  1,722      $ 1,626

      Operating expenses                                     810          772          722
      Interest expense                                     1,020        1,020        1,020
                                                           1,830        1,792        1,742

      Loss before depreciation                               (41)         (70)        (116)
      Depreciation                                           679          679          679

      Net loss                                            $ (720)    $   (749)     $  (795)

  Cash flow deficits at the property, which approximate losses before depreciation, have been funded by the owner.

  Additional security for the bond is provided by a $500,000 letter of credit and a $250,000 guaranty by the owner/borrowers' partners. The guaranty is secured by a special limited partnership interest in Phase
  II of the development (in which the Partnership had no prior financial interest), and certain of the developer's fees from such development.
  The General Partner has a 6% special limited partnership interest in the Phase II development.

  The remaining portion of the letter of credit will be released when the property achieves and maintains certain levels of cash flow and satisfies other conditions.

  Township in Hampton Woods

  In 1993, the Partnership allowed America First Tax Exempt Mortgage Fund,
  L.P., the original owner of the Township in Hampton Woods property, to transfer ownership and the related mortgage loan payable to America
  First REIT Inc. ("AFREIT"), a real estate investment trust.
  Subsequently, AFREIT informed the Partnership that it intended to refinance the property and prepay the related mortgage loan and, in 1994, filed suit to compel the Partnership to accept prepayment. In
  February 1995, the Court, in a summary judgment, ruled that the loan agreements are clear that there can be no voluntary prepayments prior to November 1, 1996. AFREIT has until April 12, 1995 to appeal the decision.

5.  Related Party Transactions

  An affiliate of the General Partner performs bond servicing and administrative functions, processes investor transactions and prepares tax information for the Partnership. The Partnership incurred approximately $516,000, $517,000 and $508,000, in 1994, 1993 and 1992,
  respectively, for these services. As of December 31, 1994, the affiliate was owed approximately $29,000 for these services.

  Another affiliate of the General Partner earned fees of $99,512, $125,655 and $164,982 for the management of the Park at Landmark property during 1994, 1993 and 1992, respectively. As of December 31,
  1994, the affiliate was owed approximately $8,000.

6.  Cash Distribution

  On February 10, 1995, the Partnership paid a cash distribution of $1,583,998 to the Investors ($0.2125 per ABC) and $32,326 to the General
  Partner.

Independent Auditors' Report





To the Board of Directors and
  Stockholders of TEMPO-LP, Inc.:



We have audited the accompanying balance sheets of TEMPO-LP, Inc. (the
"Company") as of December 31, 1994 and 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheets are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheets.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such balance sheets present fairly, in all material respects, the financial position of TEMPO-LP, Inc. as of December 31, 1994 and 1993, in conformity with generally accepted accounting principles.

                                         /s/Deloitte & Touche LLP
                                            DELOITTE & TOUCHE LLP








March 17, 1995

                                       TEMPO-LP, INC.

                                       BALANCE SHEETS

                                 December 31, 1994 and 1993



            ASSETS                                               1994             1993
Cash                                                            $  900           $  900

Investment in Partnership, at cost                                 100              100

                                                                $1,000           $1,000



        STOCKHOLDER'S EQUITY

Common stock, $1 par value, 1,000 shares
  authorized and outstanding                                    $1,000           $1,000




See accompanying note.

                                   TEMPO-LP, INC.

                               NOTE TO BALANCE SHEETS

                             December 31, 1994 and 1993




1.  Organization

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

The Corporation's capital stock is owned by Dean Witter, Discover & Co.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

        None
                                      PART III

Item 10.  Directors and Executive Officers of the Registrants

        The Partnership is a limited partnership which has no directors or executive officers.

        The directors and executive officers of both the General Partner and Limited Partner are as follows:

        Name                           Position

        William B. Smith               Chairman of the Board of Directors
        E. Davisson Hardman, Jr.       President and Director
        Lawrence Volpe                 Controller, Assistant Secretary and
                                       Director
        Ronald T. Carman               Secretary and Director

        All of the directors have been elected to serve until the next annual meeting of the shareholder of the General Partner and Limited Partner or until their successors are elected and qualify. Each of the executive officers has been elected to serve until his successor is elected and qualifies.

        William B. Smith, age 51, is a Managing Director of Dean Witter Realty Inc. and has been with Dean Witter Realty Inc. since 1982.

        E. Davisson Hardman, Jr., age 45, is a Managing Director of Dean Witter Realty Inc. and has been with Dean Witter Realty Inc. since 1982.

        Lawrence Volpe, age 47, is a Director and the Controller of Dean Witter Realty Inc. He is a Senior Vice President and Controller of Dean Witter Reynolds Inc., which he joined in 1983.

        Ronald T. Carman, age 43, is a Director and the Secretary of Dean Witter Realty Inc. He is a Senior Vice President of Dean Witter,
Discover & Co. and of Dean Witter Reynolds, Inc. which he joined in 1984.

        There is no family relationship among any of the foregoing persons.

Item 11.  Executive Compensation.

        The General Partner is entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partner and a share of taxable income or tax loss, if any . Descriptions of such distributions and allocations are in Item 5 above. The General Partner received cash distributions of $129,306, $140,714 and $152,124 during the years ended December 31, 1994, 1993 and 1992, respectively.

        All of the distributions to the Limited Partner are assigned and paid to the Investors.

        Certain affiliates of the General Partner were paid certain fees and reimbursed for certain expenses. Information concerning such fees and reimbursements is contained in Note 5 to the financial statements in
Item 8 above.

        The directors and executive officers of the General Partner and the Limited Partner received no remuneration from the Partnership.

Item 12.   Security Ownership of Certain Beneficial Owners and
           Management.

        (a) No person is known to the Partnership to be the beneficial owner of more than five percent of the ABCs.

        (b) The executive officers and directors of the General Partner and the Limited Partner do not own any ABCs as of March 31, 1995.

Item 13.   Certain Relationships and Related Transactions.

          The General Partner's share of cash distributions and income or loss is described in Item 5 above.

          All of the outstanding shares of common stock of the General Partner and the Limited Partner are owned by Dean Witter, Discover & Co. Additional information with respect to the directors and executive officers and compensation of the General Partner and Limited Partner is contained in Items 10 and 11 above.

          The General Partner and its affiliates were paid certain fees and reimbursed for certain expenses. Information concerning such fees and reimbursements is contained in Note 5 to the financial statements in Item
8 above.

          The Park at Landmark property is owned by Landmark Acquisition Corp. The Partnership owns 50% of the common stock of the corporation; an affiliate of the General Partner owns the remaining 50%.

          The SunBrook Apartments property is owned by DWR SB Partnership. The Partnership owns 50% of DWR SB Partnership; an affiliate of the General Partner owns the remaining 50%.

          The Fountain Head Apartments property is owned by Fountain Head Acquisition Corp. The Partnership owns 50% of the corporation; an unaffiliated third party owns the remaining 50%.

                                       PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.

  (a)   Documents filed as a part of this report:

        1.  FINANCIAL STATEMENTS

            Financial Statements of the Partnership (see Index to
            Financial Statements as part of Item 8 of this Annual Report).

            Financial Statements of TEMPO-LP, Inc. (see Index to Financial Statements as part of Item 8 of this Annual Report).

        2.  SCHEDULES

            Financial Statement Schedules of the Partnership and TEMPO-LP, Inc. (see Index to respective Financial Statements as part of Item 8 of this Annual Report).

        3.  EXHIBITS

            (2)   Not applicable.

            (3)(a) (i)     Certificate of Incorporation of TEMPO-LP, Inc.
                           Incorporated by reference to Exhibit 3(a) to Registrants' Registration Statement, No 33-6216, filed on June 4, 1986.

                    (ii) Certificate of Amendment of Certificates of Incorporation of TEMPO-LP, Inc. Incorporated by reference to Exhibit 3(a)(ii) to Pre-Effective Amendment No. 1 to Registrants' Registration Statement, No. 33-6216, filed on August 25, 1986.

            (3)(b) Bylaws of TEMPO-LP, Inc. Incorporated by reference to Exhibit 3(b) of Registrants' Registration Statement, No. 33-6216, filed on June 4, 1986.

            (3)(c) Certificate of Limited Partnership of Dean Witter/ Coldwell Banker Tax Exempt Mortgage Fund L.P.Incorporated by reference to Exhibit 4(a)(i) to Pre-Effective Amendment No. 1 to Registrants' Registration Statement, No. 33-6216, filed on August 25, 1986.

            (3)(d)         Form of Agreement of Limited Partnership.
                           Incorporated by reference to Exhibit D to

                           Registrants' Prospectus, dated October 8, 1986, included in the Registrants' Registration Statement No. 33-6216.

            (4)(a) Certificate of Limited Partnership of Dean Witter/ Coldwell Banker Tax Exempt Mortgage Fund L.P. Incorporated by reference to Exhibit 4(a)(i) to Pre-Effective Amendment No. 1 to Registrants' Registration Statement, No. 33-6216, filed on August 25, 1986.

            (4)(b)         Form of Assigned Benefit Certificate.
                           Incorporated by reference to Exhibit 4(c) to Pre-Effective Amendment No. 1 to Registrants' Registration Statement, No. 33-6216, filed on August 25, 1986.

            (4)(c)         Revised Form of Assigned Benefit Certificate.
                           Incorporated by reference to Exhibit 4(c) to Registrants' Annual Report on Form 10-K for the fiscal year ended December 31, 1986.

            (4)(d) Form of Assignment Agreement. Incorporated by reference to Exhibit 4(d) to Registrants' Annual Report on Form 10-K for the fiscal year ended December 31, 1986.

            (4)(e)         Form of Agreement of Limited Partnership.
                           Incorporated by reference to Exhibit D to Registrants' Prospectus, dated October 8, 1986, included in the Registrants' Registration Statement, No. 33-6216.

            (9)            Not applicable.

            (10)(a) Mortgage bond, dated March 12, 1987, with respect to Park at Landmark. Incorporated by reference to Exhibit 10 (a) in Registrants' Report on Form 8-K, Commission File No. 0-15764, dated March 12, 1987.

            (10)(b) Mortgage bond, dated July 16, 1987, with respect to Wildcreek Apartments. Incorporated by reference to Exhibit 10 (a) in Registrants' Report on Form 8-K,Commission File No. 0-15764, dated July 16, 1987.

            (10)(c) Mortgage bond, dated September 22, 1987, with respect to Burlington Arboretum Apartments. Incorporated by reference to Exhibit 10 (a) in Registrants' Report on Form 8-K,Commission File No. 0-15764, dated September 22, 1987.

            (10)(d) Mortgage bond, dated December 16, 1987, with respect to SunBrook Apartments. Incorporated by reference to Exhibit 10 (a) in Registrants' Report on Form 8-K,Commission File No. 0-15764, dated December 16, 1987.

            (10)(e) Mortgage bond, dated December 21, 1987, with respect to High Ridge Apartments. Incorporated by reference to Exhibit 10 (a) in Registrants' Report on Form 8-K,Commission File No. 0-15764, dated December 21, 1987.

            (10)(f) Mortgage bond, dated December 31, 1987, with respect to Fountain Head Apartments.
                           Incorporated by reference to Exhibit 10 (a) in Registrants' Report on Form 8-K,Commission File No. 0-15764, dated December 31, 1987.

            (10)(g) Mortgage bond, dated September 23, 1988, with respect to Pine Club Apartments. Incorporated by reference to Exhibit 10 (a) in Registrants' Report on Form 8-K,Commission File No. 0-15764, dated September 23, 1988.

            (10)(h) Mortgage bond, dated November 14, 1988, with respect to Township in Hampton Woods Apartments. Incorporated by reference to Exhibit 10 (a) in Registrants' Report on Form 8-K,Commission File No. 0-15764, dated November 14, 1988.

            (11)    Not applicable.

            (12)    Not applicable.

            (13)    Not applicable.

            (16)    Not applicable.

            (18)    Not applicable.

            (21)    Subsidiaries:
                      Landmark Acquisition Corp., a Virginia Corporation SBA/DW/CBTemp. Inc., a Missouri Corporation

            (22)    Not applicable.

            (23)    Not applicable.

            (24)    Not applicable.

            (27)    Financial Data Schedules.

            (28)    Not applicable.

            (99)    Not applicable.

  (b) No Forms 8-K were filed by the Partnership during the last quarter of the period covered by this report.

  (d)   Financial Statements Schedule

        (1) Financial statements of Burlington Arboretum Limited
            Partnership, an apartment complex located in Burlington, Massachusetts. To be filed by Form 10-K/A when received from Burlington Arboretum Limited Partnership.

                                                                         SCHEDULE VIII


                           DEAN WITTER/COLDWELL BANKER TAX EXEMPT
                                     MORTGAGE FUND, L.P.



                              Valuation and Qualifying Accounts


                                                            Additions:
Year ended                           Balance at             Charged to           Balance at
December 31     Description     beginning of period     Costs and expenses     end  of period
1994            Revenue bonds      $16,753,909                      $0          $16,753,909

1994            Other assets          $591,488                      $0             $591,488



1993            Revenue bonds               $0              16,753,909          $16,753,909

1993            Other assets                $0                 591,488             $591,488

There were no valuation and qualifying accounts prior to 1993.

                                         SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

By:   TEMPO-GP, Inc.
      Managing General Partner


By:   /s/E. Davisson Hardman, Jr.                     Date:  March 31, 1995
      E. Davisson Hardman, Jr.
      President


By:   /s/Lawrence Volpe                               Date:  March 31, 1995
      Lawrence Volpe
      Controller
      (Principal Financial and Accounting Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

TEMPO-GP, Inc.
Managing General Partner


/s/William B. Smith                                   Date:  March 31, 1995
William B. Smith
Chairman of the Board of Directors


/s/E. Davisson Hardman, Jr.                           Date:  March 31, 1995
E. Davisson Hardman, Jr.
Director


/s/Lawrence Volpe                                     Date:  March 31, 1995
Lawrence Volpe
Director


/s/Ronald T. Carman                                   Date:  March 31, 1995
Ronald T. Carman
Director

                                         SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



By:   TEMPO-LP, Inc.


By:   /s/E. Davisson Hardman, Jr.                     Date:  March 31, 1995
      E. Davisson Hardman, Jr.
      President


By:   /s/Lawrence Volpe                               Date:  March 31, 1995
      Lawrence Volpe
      Controller
      (Principal Financial and Accounting Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

TEMPO-LP, Inc.


/s/William B. Smith                                  Date:  March 31, 1995
William B. Smith
Chairman of the Board of Directors


/s/E. Davisson Hardman, Jr.                          Date:  March 31, 1995
E. Davisson Hardman, Jr.
Director


/s/Lawrence Volpe                                    Date:  March 31, 1995
Lawrence Volpe
Director


/s/Ronald T. Carman                                  Date:  March 31, 1995
Ronald T. Carman
Director