Form 10-K/A
period 1994-12-31
WITTER DEAN COLDWELL BANKER TAX EXEMPT MORTGAGE FUND LP
filed 1995-04-12
CIK 794449

UNITED STATES
                               SECURITIES AND EXCHANGE COMMISSION
                                     Washington, D.C.  20549

                                           FORM 10-K/A

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. N/A

                               DOCUMENTS INCORPORATED BY REFERENCE
                                              None

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

                 (3)(b) Bylaws of TEMPO-LP, Inc. Incorporated by reference to Exhibit 3(b) of Registrants' Registration Statement, No. 33-6216, filed on June 4, 1986.

                 (3)(c) Certificate of Limited Partnership of Dean Witter/Coldwell Banker Tax Exempt Mortgage Fund L.P.Incorporated by reference to Exhibit
                               4(a)(i) to Pre-Effective Amendment No. 1 to
                               Registrants' Registration Statement, No. 33-6216 filed on August 25, 1986.

                 (3)(d)        Form of Agreement of Limited Partnership.
                               Incorporated by reference to Exhibit D to

                               Registrants' Prospectus, dated October 8, 1986, included in the Registrants' Registration Statement No. 33-6216.

                 (4)(a) Certificate of Limited Partnership of Dean Witter/Coldwell Banker Tax Exempt Mortgage
                               Fund L.P. Incorporated by reference to Exhibit 4(a)(i) to Pre-Effective Amendment No. 1 to Registrants' Registration Statement, No. 33-6216 filed on August 25, 1986.

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

                 (4)(e)        Form of Agreement of Limited Partnership.
                               Incorporated by reference to Exhibit D to Registrants' Prospectus, dated October 8, 1986, included in the Registrants' Registration Statement,No. 33-6216.

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

  (d)       Financial Statements Schedule

            (1) Financial statements of Burlington Arboretum Limited Partnership, an apartment complex located in Burlington, Massachusetts.


                 DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.


                                           SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             DEAN WITTER REALTY/COLDWELL BANKER
                                                TAX EXEMPT MORTGAGE FUND, L.P.


                                                 By:  TEMPO-GP, INC.
                                                      Managing General Partner


Date:  April 12, 1995                            By: /s/E. Davisson Hardman, Jr
                                                        E. Davisson Hardman, Jr.
                                                        President





                                         TEMPO-LP, INC.


                                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                          TEMPO-LP, INC.



Date:  April 12, 1995                           By:  /s/E. Davisson Hardman, Jr
                                                        E. Davisson Hardman, Jr.
                                                        President

                                    FINANCIAL STATEMENTS AND
                                  INDEPENDENT AUDITORS' REPORT

                                      BURLINGTON ARBORETUM
                                       LIMITED PARTNERSHIP

                                        DECEMBER 31, 1994

                             Burlington Arboretum Limited Partnership


                                        TABLE OF CONTENTS
                                                                                          PAGE

INDEPENDENT AUDITORS' REPORT                                                                 9


FINANCIAL STATEMENTS


       BALANCE SHEET                                                                        10


       STATEMENT OF OPERATIONS                                                              11


       STATEMENT OF PARTNERS' DEFICIT                                                       12


       STATEMENT OF CASH FLOWS                                                              13


       NOTES TO FINANCIAL STATEMENTS                                                        14


SUPPLEMENTAL INFORMATION


       INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTAL
         INFORMATION                                                                        20


       SCHEDULE OF EXPENSES                                                                 21

                                  INDEPENDENT AUDITORS' REPORT




To the Partners
Burlington Arboretum Limited Partnership


       We have audited the accompanying balance sheet of Burlington Arboretum Limited Partnership as of December 31, 1994, and the related statements of operations, partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

       We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Burlington Arboretum Limited Partnership as of December 31, 1994, and the results of its operations, the changes in partners' deficit and its cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/Reznick, Fedder & Silverman
   Reznick, Fedder & Silverman

Boston, Massachusetts
March 10, 1995

                            Burlington Arboretum Limited Partnership

                                          BALANCE SHEET

                                        December 31, 1994

                                             ASSETS
INVESTMENT IN REAL ESTATE
  Land                                                                              $ 2,074,884
  Buildings, improvements and personal
    property, less accumulated depreciation
    of $4,731,848                                                                    24,387,172
                                                                                     26,462,056

OTHER ASSETS
  Cash                                                              $268,613
  Tenant accounts receivable                                          45,068
  Reserve for replacements                                            96,666
  Security deposits funded                                           249,606
  Prepaid expenses and other assets                                  102,684
  Mortgage costs, net of accumulated
    amortization of $663,197                                         852,570          1,615,207

                                                                                    $28,077,263

                                LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES APPLICABLE TO INVESTMENT
IN REAL ESTATE
  Mortgage payable                                                                  $29,326,500
  Deferred interest and related fees on
    mortgage payable                                                                  2,011,796
  Advances from general partner                                                         350,267
  Advances from Tempo - GP, Inc.                                                        114,831
  Accrued mortgage interest and service fees                                            147,077
                                                                                     31,950,471
OTHER LIABILITIES
  Accounts payable and accrued expenses                             $137,311
  Accrued management fees                                             45,266
  Prepaid rent                                                        10,274
  Security deposits payable                                          249,178            442,029
                                                                                     32,392,500

PARTNERS' DEFICIT                                                                    (4,315,237)

                                                                                    $28,077,263

                                See notes to financial statements
/TABLE

                            Burlington Arboretum Limited Partnership

                                     STATEMENT OF OPERATIONS

                                  Year ended December 31, 1994
Revenue
  Rental income                                                                     $ 3,555,001
  Miscellaneous income                                                                   40,901
                                                                                      3,595,902

  Less:  Vacancies                                                                       53,820
         Tenant concessions and
           employee and model
           apartments                                                                    72,110
                                                                                      3,469,972
Expenses
  Rental                                                        $   102,417
  Administrative                                                    109,095
  Maintenance                                                       344,390
  Utilities                                                         190,067
  Security                                                           14,977
  Insurance                                                          76,975
  Management fee                                                    104,314
  Real estate taxes                                                 235,905           1,178,140
                                                                                      2,291,832

Other income (expenses)
  Depreciation                                                     (815,390)
  Amortization                                                      (70,471)
  Interest income                                                     3,405
  Interest expense - mortgage                                    (1,892,987)
  Mortgage servicing fees                                           (73,316)
  Program management fee                                            (29,327)
  Interest expense - other                                             (492)
  Other income                                                       39,853          (2,838,725)

          NET LOSS                                                                  $  (546,893)

See notes to financial statements

                            Burlington Arboretum Limited Partnership

                                 STATEMENT OF PARTNERS' DEFICIT

                                  Year ended December 31, 1994




Partners' deficit, beginning                                                         $3,768,344

Net loss                                                                                546,893

Partners' deficit, ending                                                            $4,315,237

                                See notes to financial statements

                            Burlington Arboretum Limited Partnership

                                     STATEMENT OF CASH FLOWS

                                  Year ended December 31, 1994
Cash flows from operating activities
  Net loss                                                                           $ (546,893)
  Adjustments to reconcile net loss to net
    cash provided by operating activities
    Depreciation                                                                        815,390
    Amortization                                                                         70,471
    Increase in tenant accounts receivable                                              (19,277)
    Decrease in account receivable - other                                               38,732
    Increase in prepaid expenses and other assets                                       (20,955)
    Decrease in accounts payable and accrued
      expenses                                                                         (179,994)
    Decrease in accrued mortgage interest
      and servicing fees                                                                (36,214)
    Increase in deferred interest and related
      fees on mortgage payable                                                           29,327
    Decrease in accrued management fees                                                  (7,837)
    Decrease in prepaid rent                                                            (18,162)
    Increase in security deposits - net                                                    (315)

          Net cash provided by operating activities                                     124,273

Cash flows from investing activities
  Investment in real estate                                                            (121,348)
  Increase in reserve for replacements                                                  (41,789)

          Net cash used in investing activities                                        (163,137)


Cash flows from financing activities
  Repayment on letter of credit                                                         (25,000)
  Advances from general partner                                                         130,267
  Advances from Tempo-GP, Inc.                                                          114,831

          Net cash provided by financing activities                                     220,098


          NET INCREASE IN CASH                                                          181,234

Cash, beginning                                                                          87,379

Cash, ending                                                                         $  268,613

Supplemental disclosure of cash flow information
  Cash paid during the year for interest                                             $1,929,202

                                See notes to financial statements
/TABLE

                            Burlington Arboretum Limited Partnership

                                  NOTES TO FINANCIAL STATEMENTS

                                        December 31, 1994



NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

   Burlington Arboretum Limited Partnership was organized under the laws of the Commonwealth of Massachusetts on July 19, 1985, for the purpose of constructing and operating a rental housing project. The project consists of 312 units located in Burlington, Massachusetts and is currently operating under the name of Burlington Arboretum. The project contains both market rate rental units and moderate and low-income rentals.

   Each building of the project has qualified and been allocated low-income housing credits pursuant to Internal Revenue Code
   Section 42 (Section 42) which regulates the use of the project as to occupant eligibility and unit gross rent, among other requirements. Each building of the project must meet the provisions of these regulations during each of fifteen consecutive years in order to remain qualified to receive the credits.

   The project's low-income housing credits are contingent on its ability to maintain compliance with applicable sections of
   Section 42. Failure to maintain compliance with occupant eligibility, and/or unit gross rent, or to correct non-compliance within a specified time period could result in recapture of previously taken tax plus interest. In addition, such potential non-compliance may require an adjustment to the contributed capital by the limited partner.

   Investment in Real Estate

   Investment in real estate is carried at cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using the straight-line method for financial reporting purposes.

   Mortgage Costs

   Mortgage costs are amortized over the term of the mortgage using the straight-line method.

                            Burlington Arboretum Limited Partnership

                                        December 31, 1994



NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES - Continued

   Accounts Receivable

   The Partnership considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible, they will be charged to operations upon such determination.

   Rental Income

   Rental income is recognized as rentals become due. Rental payments received in advance are deferred until earned. All leases between the Partnership and tenants of the property are operating leases.

   Income Taxes

   No provision or benefit for income taxes has been included in these financial statements since the taxable income or loss passes through to, and is reportable by, the partners individually.

NOTE B - INVESTMENT IN REAL ESTATE

   Buildings, improvements and personal property at December 31, 1994 are summarized as follows:

           Category                                          Useful Life                Amount
  Buildings and improvements                                  40 years               $27,970,226
  Personal property                                          5-10 years                1,148,794

                                                                                      29,119,020

  Less accumulated depreciation                                                        4,731,848

                                                                                     $24,387,172
/TABLE

                            Burlington Arboretum Limited Partnership

                                        December 31, 1994



NOTE C - MORTGAGE PAYABLE

   The Partnership is obligated under the terms of a mortgage, financed by the issuance of housing revenue bonds, to the Burlington Housing Authority (a subdivision of the Commonwealth of Massachusetts). The mortgage bears interest at the rate of 9% (the Base Interest). Base Interest is payable monthly to the extent of cash flow, but in no event at a rate less than 7.25% (the Minimum Base Interest). In March 1994, the Partnership shorted the interest payment due by approximately $45,000, which caused the Partnership to be in default on the mortgage. On April 28, 1994 the lender accepted the March 1994 payment as payment in full and acknowledged that the mortgage was current.


   Effective August 1, 1994, certain terms of the mortgage were modified and the Minimum Base Interest rate was reduced from 7.25% to 5.35%.

   Cumulative unpaid Base Interest up to $1,200,000 is deferred until sale or refinancing of the project. Other unpaid Base Interest is payable out of cash flow. Accrued Base Interest at December 31, 1994 is $1,847,567. To the extent there is cash flow after the payment of Base Interest at 9%, the Partnership is obligated to pay additional interest, up to 20% of the excess cash flow, resulting in a cumulative interest rate not to exceed 14%. Commencing in 1993, the Partnership will only accrue additional Base Interest to the extent of cash flow due to the uncertainty of payment upon maturity. During 1994, additional Base Interest of $45,419 was incurred. The unrecorded Base Interest at December 31, 1994 amounted to $1,213,180. Upon termination of the Partnership Agreement, maturity or refinance of the mortgage, this additional Base Interest may be required to be paid.

   All unpaid principal and accrued interest are due on the earlier of September 22, 2011 (maturity) or as noted under the bond documents, the bond holder has the option to cause the bonds to be prepaid on any interest payment date on or after September 22, 2003 (the First Mandatory Redemption Date).

                            Burlington Arboretum Limited Partnership

                                        December 31, 1994



NOTE C - MORTGAGE PAYABLE - Continued

   In connection with the change in the interest rate, as noted above, the First Mandatory Redemption Date would be extended from September 22, 2003 to January 1, 2006. The final maturity date of the bonds will remain September 22, 2011. Such acceleration requires specification by the lender, in writing, six months prior to such date. In addition, the bond requirement that there be a limited operating deficit letter of credit was eliminated.

   Under the terms of the mortgage agreement, the Partnership is also obligated to pay to the lender a monthly service fee of .25% of the bonds outstanding. During 1994, $73,316 was charged to operations. Monthly service fees remaining payable at December 31, 1994 were $6,110. In addition, the Partnership pays an annual program management fee of .10% of the bonds outstanding. During 1994, $29,327 was charged to operations. As of December 31, 1994, $164,229 has been accrued and is payable to the extent of available cash flow.

   Under agreements with the mortgage lender, the Partnership is required to make monthly escrow deposits for taxes, insurance and replacement of project assets.

   The liability of the Partnership under the mortgage is limited to the underlying value of the real estate collateral plus other amounts deposited with the lender or trustee.

NOTE D - RELATED PARTY TRANSACTIONS

   Development Fee

   The Partnership owes an affiliate $1,139,900, plus interest at 10%, for a development fee incurred in 1990. Such fee is due upon sale or refinancing of the project. Due to the uncertainty regarding the ultimate payment, the fee and accrued interest have not been recorded as of December 31, 1994.

                            Burlington Arboretum Limited Partnership

                                        December 31, 1994



NOTE D - RELATED PARTY TRANSACTIONS - Continued

   Management Fee

   The Management Agreement is with the general partner, Burlington Apartments, Inc. (BAI) for a fee of 5% of gross collections. During 1994, BAI had a subagent agreement with a non-related management company for a fee of 3% of gross collections. On November 1, 1994 BAI entered into another subagent agreement for 3% of gross collections with a non-related management company. Total management fees charged to operations were $104,314.

   One requirement of the change in the Minimum Base Interest rate, as described in Note C, is that the general partner's 2% fee will be accrued only if the property pays interest on the mortgage at a rate of 7.25% for 12 consecutive months. Since this interest payment level was not achieved in 1994, the 2% fee has not been accrued. The unpaid 2% management fee at December 31, 1994 was $45,266, which represents the 1993 fee.

   During 1994, in conjunction with the change in the Base Minimum Interest rate described in Note C, the general partner advanced $105,267 on behalf of the Partnership. In addition, the general partner paid the final installment on the line of credit of $25,000. At December 31, 1994, the amounts due the general partner were $350,267, which are noninterest bearing and due on demand.

NOTE E - ADVANCES FROM TEMPO-GP, INC.

   In conjunction with the change in the mortgage described in Note C, the bond servicer, Tempo-GP, Inc. advanced funds to the Partnership to pay water and sewer bills. At December 31, 1994, the amounts due to Tempo-GP, Inc. were $114,831, which are non-interest bearing and due on demand.

NOTE F - CONCENTRATION OF CREDIT RISK

   The Partnership maintains its cash balances in two Banks. The balances are insured by the Federal Deposit Insurance
   Corporation up to $100,000 by each bank. As of December 31, 1994, the uninsured portion of the cash balances held at one of the banks was $194,334.

                                    SUPPLEMENTAL INFORMATION
                    INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTAL INFORMATION




To the Partners
Burlington Arboretum Limited Partnership


       Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/Reznick, Fedder & Silverman
   Reznick, Fedder & Silverman

Boston, Massachusetts
March 10, 1995

                            Burlington Arboretum Limited Partnership

                                      SCHEDULE OF EXPENSES

                                  Year ended December 31, 1994

Rental
  Rental salaries                                                                        $ 40,741
  Advertising                                                                              13,972
  Bad debts                                                                                45,884
  Miscellaneous renting expenses                                                            1,820

                                                                                         $102,417

Administrative
  Manager's salaries                                                                       48,876
  Office salaries                                                                           3,247
  Legal                                                                                    17,724
  Telephone                                                                                 6,632
  Accounting                                                                               10,000
  Trustee fees                                                                              2,676
  Office supplies and expense                                                               5,437
  Postage                                                                                   2,642
  Consulting fees                                                                           6,731
  Miscellaneous administrative                                                              5,130

                                                                                         $109,095

Maintenance
  HVAC maintenance                                                                       $  3,210
  Decorating contract, salaries and supplies                                               66,562
  Cleaning contract                                                                        39,263
  Maintenance salaries                                                                     56,263
  Grounds maintenance and contract                                                         27,986
  Rubbish removal                                                                          24,836
  Miscellaneous maintenance                                                                 8,489
  Pool salaries and expenses                                                               12,927
  Repairs - general                                                                        52,351
  Repairs - painting exterior                                                              34,570
  Repairs - roof                                                                              350
  Fire maintenance                                                                          5,824
  Motor vehicle insurance and expenses                                                      5,280
  Snow removal                                                                              5,110
  Exterminating                                                                               858
  Recreation services and supplies                                                            511

                                                                                         $344,390
/TABLE

                            Burlington Arboretum Limited Partnership

                                SCHEDULE OF EXPENSES - CONTINUED

                                  Year ended December 31, 1994


Utilities
  Water and sewer                                                                       $128,839
  Electricity                                                                             46,202
  Gas heat                                                                                14,716
  Cable television                                                                           310

                                                                                        $190,067