Form 10-Q
period 1995-03-31
WITTER DEAN COLDWELL BANKER TAX EXEMPT MORTGAGE FUND LP
filed 1995-05-15
CIK 794449

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q

[ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934
                   For the period ended March 31, 1995

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

                 Yes      X         No

                        Part I - Financial Information

Item 1. Financial Statements

          DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                                BALANCE SHEETS

                                                  March 31,     December 31,
                                                   1995             1994
                                    ASSETS
Cash and cash equivalents, at cost,
  which approximates market                    $  4,527,738     $  4,464,390

Accrued interest receivable                       1,149,912          733,012

Investments in revenue bonds                    102,795,311      102,992,445

Deferred bond selection fee, net                  1,420,736        1,473,980

Other assets                                        772,875          778,946

                                               $110,666,572     $110,442,773

                       LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and other liabilities         $    952,146     $    957,538

Partners' capital:
 Assigned Benefit Certificates
 (7,454,110 ABC's outstanding)                  109,714,426      109,485,235

                                               $110,666,572     $110,442,773



See accompanying notes to financial statements.
/TABLE

              DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                               STATEMENTS OF OPERATIONS

                      Three months ended March 31, 1995 and 1994

                                                        1995             1994

Interest income:

    Revenue bonds                                    $1,986,219       $2,037,385
    Short-term investments                               29,072            7,912

                                                      2,015,291        2,045,297

Expenses:

    General and administrative                          169,777          116,095

Net income                                           $1,845,514       $1,929,202

Net income per Assigned Benefit Certificate          $      .24       $      .25


See accompanying notes to financial statements.
/TABLE

          DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                        STATEMENT OF PARTNERS' CAPITAL

                       Three months ended March 31, 1995




                                    Limited         General
                                    Partner         Partner           Total

Partners' capital (deficit)
  at January 1, 1995            $110,112,694     $(627,459)    $109,485,235

Net income                         1,808,604        36,910        1,845,514

Cash distributions                (1,583,997)      (32,326)      (1,616,323)

Partners' capital (deficit)
  at March 31, 1995             $110,337,301     $(622,875)    $109,714,426

See accompanying notes to financial statements.
/TABLE

              DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                               STATEMENTS OF CASH FLOWS

                      Three months ended March 31, 1995 and 1994



                                                           1995              1994
Cash flows from operating activities:
  Net income                                           $ 1,845,514       $ 1,929,202
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Amortization                                           197,134           187,461
    Amortization of deferred bond selection fee             53,244            53,244
    (Increase) decrease in accrued interest
      receivable                                          (416,900)           32,696
    Decrease in accounts payable and other
      liabilities                                           (5,392)         (103,301)

      Net cash provided by operating activities          1,673,600         2,099,302

Cash flows from financing activities:
  Cash distributions                                    (1,616,323)       (1,616,323)
  Decrease (increase) in other assets                        6,071           (11,512)

      Net cash used in financing activities             (1,610,252)       (1,627,835)

Increase in cash and cash equivalents                       63,348           471,467

Cash and cash equivalents at beginning
  of period                                              4,464,390         3,214,536

Cash and cash equivalents at end
  of period                                            $ 4,527,738       $ 3,686,003

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

Net income per Assigned Benefit Certificate ("ABC") is calculated by dividing net income allocated to the Investors, in accordance with the Partnership Agreement, by the number of ABCs outstanding.

In the opinion of management, the accompanying financial statements, which have not been audited, include all adjustments, consisting only of normal recurring accruals, necessary to present fairly the results for the interim periods.

2.  Investment in Revenue Bonds

The Partnership recognized provisions for uncollectible interest of $225,518 and $72,217 for the three months ended March 31, 1995 and 1994, respectively, which amounts approximate accrued but unpaid interest on the Park at Landmark revenue bond in 1995 and the Park at Landmark and SunBrook Apartments revenue bonds in 1994. These amounts are recorded as a reduction of interest income from revenue bonds.

In 1993, American First REIT Inc. ("AFREIT"), owner of the Township in Hampton Woods property, informed the Partnership that it intended to refinance the property and prepay the related mortgage loan. The Partnership informed AFREIT that the loan documents do not permit pre-payment before 1996. In March 1994, AFREIT filed suit to compel the Partnership to accept the prepayment. In February 1995, a Virginia Court, in a summary judgment, ruled that the loan agreements are clear that there can be no voluntary prepayments prior to November 1, 1996. AFREIT did not appeal the decision.


Fountain Head Partners did not pay its share of certain building improvements the Partnership considered necessary and, in December 1994, the Partnership and Fountain Head Partners had an arbitration hearing in which the Partnership sought a 50% reimbursement from Fountain Head Partners. In April 1995, the arbitrators denied the Partnership's request for direct co-owner participation. However, the arbitrators ruled that the Partnership could offset a portion of the repair costs with funds maintained in the property's replacement reserve account. In addition, any remaining funding amount would be classified as a priority loan, payable before any future distributions are paid to the owners.

3.  Related Party Transactions

An affiliate of the General Partner performs bond servicing and administrative functions, processes investor transactions and prepares tax information for the Partnership. For each three-month period ended March 31, 1995 and 1994, the Partnership incurred approximately $129,000 for these services. As of March 31, 1995, the affiliate was owed approximately $110,000 for these services.

Another affiliate of the General Partner earned fees of $26,474 and $22,766 for the management of the Park at Landmark property during the three months ended March 31, 1995 and 1994, respectively. As of March 31, 1995, the affiliate was owed approximately $8,900.

4.  Cash Distributions

On May 12, 1995, the Partnership paid a cash distribution of $1,863,527 to the Investors ($0.25 per ABC) and $38,031 to the General Partner.

                             TEMPO-LP, INC.

                             BALANCE SHEETS





                                            March 31,    December 31,
                                               1995         1994


                                 ASSETS
Cash                                            $  900       $  900

Investment in Partnership, at cost                 100          100

                                                $1,000       $1,000




                          STOCKHOLDER'S EQUITY


Common stock, $1 par value, 1,000 shares
  authorized and outstanding                    $1,000       $1,000



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

The Partnership's business is indirectly affected by competition to the extent that Properties may be subject to competition from neighboring properties. Many residential real estate markets are stabilizing because new construction has been significantly less than new renter household formation over the past several years. Another indication of improvement in the residential market is that rental rates in many metropolitan
areas are slowly increasing.   Employment is projected to grow in certain
regions such as the Southwest, Southeast and areas of Florida resulting in a steady increase in demand for multifamily housing. At several of the properties securing the mortgage loans in the Partnership's portfolio, rental rates have recently increased and, therefore, the Partnership's cash flow from operations has increased.

During the three months ended March 31, 1995, Partnership cash flow from operations exceeded its distributions and other cash requirements. The Partnership expects that its cash flow from operations will continue to exceed its distributions and other cash needs during the remainder of 1995. The Partnership will increase the cash distribution rate from 4.25% to 5% beginning with the cash distribution for the first quarter of 1995 paid in May 1995.

The payment status of each revenue bond during the three months ended March 31, 1995 is as follows:

Cash flow from the High Ridge Apartments, Township in Hampton Woods and Burlington Apartments properties enabled their owners to pay debt service at effective interest rates of 8.3%, 9.67% and 7.28%, respectively.
These payment rates exceeded the minimum interest rates required on the respective loans. Such excess payments were applied to base interest due under the respective loans. During the remainder of 1995, all of these properties are expected to operate at a modest cash flow surplus after payment of minimum debt service and, therefore, should be able to continue to pay a portion of base interest.

Cash flow from the Pine Club Apartments enabled its owner to pay minimum debt service. The property is expected to generate sufficient cash flow to fully pay minimum debt service and a portion of additional base interest during the remainder of 1995.

The owner of Wildcreek Apartments property paid its minimum debt service and required reserves in full. The Partnership is holding the remaining proceeds from the letter of credit opened by this owner as additional security on the loan, approximately $253,000, in a segregated cash account. The Partnership does not expect that it will need to use these proceeds to fund minimum debt service or reserve shortfalls of the owner in the near future.

During the first quarter of 1995, the Fountain Head property, which is owned 50% each by the Partnership and Fountain Head Partners, an unaffiliated party, operated at a modest cash flow deficit and the owner was able to pay its required minimum debt service. However, the property is expected to continue to operate with a cash flow deficit during the remainder of 1995, and it is possible the Partnership will need to use Fountain Head Partners' remaining commitment of approximately $25,000 to fund any debt service shortfall. See also Note 2 to the financial statements in Item 1.

Cash flow from the SunBrook property (which is partly owned by the Partnership) enabled its owner to pay minimum debt service during the first quarter of 1995. The property is expected to incur modest debt service shortfalls for the remainder of 1995.

All of the cash flow generated by the Park at Landmark property (which is partly owned by the Partnership) is paid to the Partnership. During the three months ended March 31, 1995, the Partnership received $424,170 from the property; this amount was less than required minimum debt service by $225,518. Cash flow from the property is not expected to be sufficient to fully pay minimum debt service in the foreseeable future.

On May 12, 1995, the Partnership paid the first quarter cash distribution of $1,863,527 to the Investors ($0.25 per ABC) and $38,031 to the General Partner.

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

Operations

Fluctuations in the Partnership's operating results for the three months ended March 31, 1995 compared to the three months ended March 31, 1994 are primarily attributable to the following:

Interest income from revenue bonds decreased because less interest was received from the Park at Landmark property in 1995 than in 1994.

The increase in general and administrative expenses in 1995 compared to 1994 was primarily due to increased legal expenses incurred with regard to the Fountain Head Apartments and Township in Hampton Woods properties.

A summary of the markets in which the Properties are located is as follows:

Burlington Arboretum Apartments, located in Burlington, MA, a suburb of Boston, is in a market which has strengthened. Currently, this market has a 3% vacancy rate. During the first quarter of 1995, occupancy at the property remained at 98%, and the owner was able to raise rental rates, as was done in 1994.

The Park at Landmark property, located in Alexandria, VA, competes against several neighboring apartment buildings in a market experiencing a vacancy rate of 8%. During the first quarter of 1995, occupancy at the property decreased slightly from 97% to 96% and the owner was able to slightly raise rental rates.

Pine Club Apartments, located in Orlando, Fl, operates in a market with a current vacancy rate of 8%. During the first quarter of 1995, occupancy at the property remained at 91%.

SunBrook Apartments is located in St. Charles County, MO, a suburb of St. Louis. Occupancy in this market has begun to increase as a result of improving economic conditions in the area. Major employers in the area have ceased additional layoffs while new commercial construction has begun to increase. In the first quarter of 1995, occupancy at the property increased slightly from 86% to 87%.

Wildcreek Apartments is located in Clarkston, GA, a suburb of Atlanta. This market has strengthened in recent years due to a lack of new residential construction in the area. During the first quarter of 1995, occupancy at the property remained at 90%.

The Township in Hampton Woods property, located in Hampton, VA, operates in a market which is primarily dependent on the defense industry. Although military bases and factories in general have been subject to cutbacks and closings, this market, with a current vacancy rate of 7%, has not been adversely affected by this trend. During the first quarter of 1995, occupancy at the property increased from 90% to 93%.

High Ridge Apartments, located in Albuquerque, NM, operates in a strong market which has a vacancy rate of 3% and is experiencing an increase in rental rates. Occupancy at the property remained at 98% during the first quarter of 1995. New apartment units are under construction in this market, but they are not expected to compete directly with the property.

Fountain Head Apartments, located in Kansas City, MO, operates in a market which has a vacancy rate of 5%. During the first quarter of 1995, occupancy remained at 100%. New apartment units are under construction, but they are not expected to adversely affect the property's performance.

PART II - OTHER INFORMATION

Item 1.   Legal proceedings - not applicable.

Item 2.   Changes in Securities - not applicable.

Item 3.   Defaults upon Senior Securities - not applicable.

Item 4.   Submission of Matters to a vote of Security Holders -
            not applicable.

Item 5.   Other Information - not applicable.

Item 6.   Exhibits and Reports on Form 8-K

             a)   Exhibits - not applicable

             b) Reports on Form 8-K - Report, dated February 14, 1995, of the cash distribution rate change per Assigned Benefit Certificate from $.2125 to $.25 beginning with the first quarter of 1995 distribution paid in May 1995.

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



                             DEAN WITTER/COLDWELL BANKER
                             TAX EXEMPT MORTGAGE FUND, L.P.



                             By:  TEMPO-GP, INC.
                                  Managing General Partner


Date:  May 12, 1995               By:  /s/E. Davisson Hardman, Jr.
                                       E. Davisson Hardman, Jr.
                                       President



Date:  May 12, 1995               By:  /s/Lawrence Volpe
                                       Lawrence Volpe
                                       Controller
                                       (Principal Financial and
                                        Accounting Officer)



                                  TEMPO-LP, INC.


Date:  May 12, 1995               By:  /s/E. Davisson Hardman, Jr.
                                       E. Davisson Hardman, Jr.
                                       President


Date:  May 12, 1995               By:  /s/Lawrence Volpe
                                       Lawrence Volpe
                                       Controller
                                       (Principal Financial and
                                        Accounting Officer)