Form 10-Q
period 1995-06-30
WITTER DEAN COLDWELL BANKER TAX EXEMPT MORTGAGE FUND LP
filed 1995-08-14
CIK 794449

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549

                                       FORM 10-Q

[ X ]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                          THE SECURITIES EXCHANGE ACT OF 1934
                          For the period ended June 30, 1995

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

                 Yes      X         No

                                Part I - Financial Information

Item 1. Financial Statements


                  DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                                        BALANCE SHEETS

                                                              June 30,          December 31,
                                                               1995                 1994
                                            ASSETS
Cash and cash equivalents, at cost,
   which approximates market                               $  5,604,032         $  4,464,390

Accrued interest receivable                                     458,064              733,012

Investments in revenue bonds                                102,598,177          102,992,445

Deferred bond selection fee, net                              1,367,493            1,473,980

Other assets                                                    653,840              778,946

                                                           $110,681,606         $110,442,773



                               LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and other liabilities                     $    942,025         $    957,538

Partners' capital:
  Assigned Benefit Certificates
  (7,454,110 ABC's outstanding)                             109,739,581          109,485,235

                                                           $110,681,606         $110,442,773

See accompanying notes to financial statements.
/TABLE

                      DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                                       STATEMENTS OF OPERATIONS

                          Three and six months ended June 30, 1995 and 1994


                                                   Three months ended          Six months ended
                                                       June 30,                    June 30,
                                                   1995         1994          1995          1994
Interest income:

  Revenue bonds                                  $1,971,117  $1,656,237     $3,957,336  $3,693,622
  Short-term investments                             38,221      12,893         67,293      20,805
                                                  2,009,338   1,669,130      4,024,629   3,714,427



Expenses:

  General and administrative                         82,624     365,167        252,401     481,262

  Net income                                     $1,926,714  $1,303,963     $3,772,228  $3,233,165


Net income per Assigned
  Benefit Certificate                                 $ .25       $ .17           $.50        $.42


See accompanying notes to financial statements.

                  DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                                STATEMENT OF PARTNERS' CAPITAL

                                Six months ended June 30, 1995


                                           Limited             General
                                           Partner             Partner              Total


Partners' capital (deficit)
  at January 1, 1995                      $110,112,694        $(627,459)       $109,485,235

Net income                                   3,696,783           75,445           3,772,228

Cash distributions                          (3,447,525)         (70,357)         (3,517,882)

Partners' capital (deficit)
  at June 30, 1995                        $110,361,952        $(622,371)       $109,739,581




See accompanying notes to financial statements.
/TABLE

                      DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                                       STATEMENTS OF CASH FLOWS

                                Six months ended June 30, 1995 and 1994

                                                                        1995                  1994
Cash flows from operating activities:
  Net income                                                        $ 3,772,228           $ 3,233,165
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Amortization                                                        394,268               374,922
    Amortization of deferred bond selection fee                         106,487               106,487
    Decrease in accrued interest receivable                             274,948                31,006
    (Decrease) increase in accounts payable and other
       liabilities                                                      (15,513)              135,888

       Net cash provided by operating activities                      4,532,418             3,881,468

Cash flows from financing activities:
  Cash distributions                                                 (3,517,882)           (3,232,646)
  Decrease (increase) in other assets                                   125,106               (48,866)

       Net cash used in financing activities                         (3,392,776)           (3,281,512)

Increase in cash and cash equivalents                                 1,139,642               599,956

Cash and cash equivalents at beginning
  of period                                                           4,464,390             3,214,536

Cash and cash equivalents at end
  of period                                                         $ 5,604,032           $ 3,814,492


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

2.   Investment in Revenue Bonds

The Partnership recognized provisions for uncollectible interest of $480,679 and $697,337 for the six months ended June 30, 1995 and 1994, respectively, which amounts approximate accrued but unpaid interest on the Park at Landmark revenue bond in 1995 and the Park at Landmark and SunBrook Apartments revenue bonds in 1994. These amounts are recorded as a reduction of interest income from revenue bonds.

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


In July 1995, the Partnership was notified that AFREIT was merged into Mid-America Apartment Communities Inc. REIT without the Partnership's consent; this is a technical default on the loan, and a notice of default has been sent to AFREIT. The Partnership and Mid-America are attempting to resolve this matter.

Fountain Head Partners did not pay its share of certain building improvement costs totalling $271,000 which the Partnership considered necessary. In December 1994, the Partnership and Fountain Head Partners had an arbitration hearing in which the Partnership sought a 50% reimbursement from Fountain Head Partners. In April 1995, the arbitrators denied the Partnership's request for reimbursement, but permitted the Partnership to recover the total cost of the improvements: first, from the property's replacement reserve of approximately $85,000; and then from the cash flow from the property before any distributions are paid to the owners.

3.   Related Party Transactions

An affiliate of the General Partner performs bond servicing and administrative functions, processes investor transactions and prepares tax information for the Partnership. For each six-month period ended June 30, 1995 and 1994, the Partnership incurred approximately $258,000 for these services. As of June 30, 1995, the affiliate was owed approximately $29,000 for these services.

Another affiliate of the General Partner earned fees of $26,598 and $26,474 for the management of the Park at Landmark property during the six months ended June 30, 1995 and 1994, respectively. As of June 30, 1995, the affiliate was owed approximately $8,700 by the property for these services.

4.   Cash Distributions

On August 11, 1995, the Partnership paid a cash distribution of $1,863,528 to the Investors ($0.25 per ABC) and $38,031 to the General Partner.

                                    TEMPO-LP, INC.

                                    BALANCE SHEETS





                                                         June 30,       December 31,
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

Residential properties in many areas continue to benefit from stabilized occupancies and steady demand from tenants. Rental rates are increasing in many markets. Population and employment growth in Albuquerque, Atlanta and Orlando have had a positive impact on the properties located in these markets. At several of the properties securing the mortgage loans in the Partnership's portfolio, rental rates have recently increased and, therefore, the Partnership's cash flow from operations has increased. Improved performance of residential properties, however, is leading to apartment construction in certain areas.

During the six months ended June 30, 1995, Partnership cash flow from operations exceeded its distributions and other cash requirements. The Partnership expects that its cash flow from operations will continue to exceed its distributions and other cash needs during the remainder of 1995. The Partnership increased the cash distribution rate from 4.25% to 5% beginning with the cash distribution for the first quarter of 1995 paid in May 1995.

The payment status of each revenue bond during the six months ended June 30, 1995 is as follows:

Cash flow from the High Ridge Apartments, Township in Hampton Woods and Burlington Arboretum Apartments properties enabled their owners to pay debt service at effective interest rates of 8.46%, 9.08% and 7.40%, respectively. These payment rates exceeded the minimum interest rates required on the respective loans. Such excess payments were applied to base interest due under the respective loans. During the remainder of 1995, each of these properties is expected to operate at a modest cash flow surplus after payment of minimum debt service and, therefore, should be able to continue to pay a portion of base interest.

Cash flow from the Pine Club Apartments and Wildcreek Apartments properties enabled their owners to pay minimum debt service. Each property is expected to generate sufficient cash flow to fully pay minimum debt service and a portion of additional base interest during the remainder of 1995.

During the six months ended June 30, 1995, the Fountain Head property, which is owned 50% each by the Partnership and Fountain Head Partners, an unaffiliated party, operated at a modest cash flow deficit, but the owner was able to pay its required minimum debt service. However, the property is not generating sufficient cash flow to fund real estate tax escrows and certain operating expenses on a current basis. As of June 30, 1995, Fountain Head Partners has a remaining commitment to fund property operating deficits of approximately $26,500 secured by a letter of credit. See Note 2 to the financial statements in Item 1.

Cash flow from the SunBrook property (which is partly owned by the Partnership) enabled its owner to pay minimum debt service during the six months ended June 30, 1995. The property is expected to incur modest debt service shortfalls for the remainder of 1995.

All of the cash flow generated by the Park at Landmark property (which is partly owned by the Partnership) is paid to the Partnership. During the six months ended June 30, 1995, the Partnership received $818,696 from the property; this amount was less than required minimum debt service by $480,679. Cash flow from the property is not expected to be sufficient to fully pay minimum debt service in the foreseeable future.

On August 11, 1995, the Partnership paid the second quarter cash distribution of $1,863,528 to the Investors ($0.25 per ABC) and $38,031 to the General Partner.

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


Operations

Fluctuations in the Partnership's operating results for the six and three month periods ended June 30, 1995 compared to 1994 are primarily attributable to the following:

The increases in interest income from revenue bonds were primarily due to increases in interest received from the Park at Landmark and SunBrook properties in the second quarter of 1995.

The decrease in general and administrative expenses was primarily due to the absence of the Burlington Arboretum debt restructuring costs which were recognized by the Partnership in the second quarter of 1994.

A summary of the markets in which the Properties are located is as follows:

Burlington Arboretum Apartments, located in Burlington, MA, a suburb of Boston, is in a market which has strengthened. Currently, this market has a 3% vacancy rate. During the second quarter of 1995, occupancy at the property remained at 98%. Effective January 1, 1995, the owner raised rental rates at the property by approximately 10%.

The Park at Landmark property, located in Alexandria, VA, competes against several neighboring apartment buildings in a market experiencing a vacancy rate of 8%. During the second quarter of 1995, occupancy at the property decreased slightly from 96% to 95%. Effective January 1, 1995, the owner raised rental rates slightly at the property.

Pine Club Apartments, located in Orlando, Fl, operates in a market with a current vacancy rate of approximately 10%. The market is strengthening due to employment growth in Orlando's service industries. During the second quarter of 1995, occupancy at the property decreased slightly from 91% to 90%. New apartment units are under construction in this market, but are not anticipated to compete directly with Pine Club Apartments.

SunBrook Apartments, located in St. Charles County, MO, a suburb of St. Louis, is in a market currently experiencing a 5% vacancy rate. In the second quarter of 1995, a slow-down in single-family home sales and continued retrenchment of some corporate employers in this market decreased demand for furnished apartments at the property. During the second quarter of 1995, occupancy at the property remained at 87%. Effective April 1, 1995, the owner raised rental rates at the property.

Wildcreek Apartments is located in Clarkston, GA, a suburb of Atlanta. This market, with a current vacancy rate of approximately 10%, is beginning to level off due to increased purchases of single-family homes by prior apartment tenants. During the second quarter of 1995, occupancy at the property remained at 90% and the owner was able to raise rental rates.

The Township in Hampton Woods property, located in Hampton, VA, operates in a market which is primarily dependent on the defense industry. Although military bases and factories in general have been subject to cutbacks and closings, this market, with a current vacancy rate of 7%, has not been adversely affected by this trend. During the second quarter of 1995, occupancy at the property remained at 93%.

High Ridge Apartments, located in Albuquerque, NM, operates in a strong market which has a vacancy rate of 8%. However, new construction and the affordability of single-family homes may reduce occupancy levels in this market. Occupancy at the property remained at 98% during the second quarter of 1995.

Fountain Head Apartments, located in Kansas City, MO, operates in a market which has a vacancy rate of 5%. During the second quarter of 1995, occupancy decreased slightly from 100% to 99%. New apartment units are under construction, but they are not expected to adversely affect the property's performance.
PART II - OTHER INFORMATION

Not applicable
                                      SIGNATURES




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



                                   DEAN WITTER/COLDWELL BANKER
                                   TAX EXEMPT MORTGAGE FUND, L.P.



                                    By:  TEMPO-GP, INC.
                                         Managing General Partner


Date:  August 14, 1995                   By:   /s/E. Davisson Hardman, Jr.
                                               E. Davisson Hardman, Jr.
                                               President



Date:  August 14, 1995                   By:   /s/Lawrence Volpe
                                               Lawrence Volpe
                                               Controller
                                               (Principal Financial and
                                                Accounting Officer)



                                         TEMPO-LP, INC.


Date:  August 14, 1995                   By:   /s/E. Davisson Hardman, Jr.
                                               E. Davisson Hardman, Jr.
                                               President


Date:  August 14, 1995                   By:   /s/Lawrence Volpe
                                               Lawrence Volpe
                                               Controller
                                               (Principal Financial and
                                                Accounting Officer)