Form 10-Q
period 1995-09-30
WITTER DEAN COLDWELL BANKER TAX EXEMPT MORTGAGE FUND LP
filed 1995-11-14
CIK 794449

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     For the period ended September 30, 1995

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


                                Part I - Financial Information

Item 1. Financial Statements

                  DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                                        BALANCE SHEETS



                                                          September 30,         December 31,
                                                               1995                 1994
                                            ASSETS
Cash and cash equivalents, at cost,
   which approximates market                               $  5,846,816         $  4,464,390

Accrued interest receivable                                     463,512              733,012

Investments in revenue bonds                                102,401,043          102,992,445

Deferred bond selection fee, net                              1,314,249            1,473,980

Other assets                                                    619,486              778,946

                                                           $110,645,106         $110,442,773

                               LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and other liabilities                     $    989,232         $    957,538

Partners' capital:
  Assigned Benefit Certificates
  (7,454,110 ABC's outstanding)                             109,655,874          109,485,235

                                                           $110,645,106         $110,442,773



                        See accompanying notes to financial statements.

                      DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                                       STATEMENTS OF OPERATIONS

                       Three and nine months ended September 30, 1995 and 1994


                                                   Three months ended          Nine months ended
                                                     September 30,               September 30,
                                                   1995         1994           1995         1994
Interest income:

  Revenue bonds                                  $1,816,641  $1,907,660     $5,773,977  $5,601,282
  Short-term investments                             47,553      14,628        114,846      35,433
                                                  1,864,194   1,922,288      5,888,823   5,636,715

Expenses:

  General and administrative                         46,342      74,347        298,743     555,609

Net income                                       $1,817,852  $1,847,941     $5,590,080  $5,081,106


Net income allocated to:
  Limited partner                                $1,781,495  $1,810,982     $5,478,278  $4,979,484
  General partner                                    36,357      36,959        111,802     101,622

                                                 $1,817,852  $1,847,941     $5,590,080  $5,081,106

Net income per Assigned Benefit Certificate           $ .24       $ .25          $ .73       $ .67









                            See accompanying notes to financial statements.

                  DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                                STATEMENT OF PARTNERS' CAPITAL

                             Nine months ended September 30, 1995


                                          Limited              General
                                          Partner              Partner          Total

Partners' capital (deficit)
  at January 1, 1995                      $110,112,694        $(627,459)       $109,485,235

Net income                                   5,478,278          111,802           5,590,080

Cash distributions                          (5,311,053)        (108,388)         (5,419,441)

Partners' capital (deficit)
  at September 30, 1995                   $110,279,919        $(624,045)       $109,655,874









                        See accompanying notes to financial statements.

                      DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                                       STATEMENTS OF CASH FLOWS

                             Nine months ended September 30, 1995 and 1994

                                                                        1995                  1994
Cash flows from operating activities:
  Net income                                                        $ 5,590,080           $ 5,081,106
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Amortization                                                        591,402               562,383
    Amortization of deferred bond selection fee                         159,731               159,731
    Decrease in accrued interest receivable                             269,500                76,082
    Increase in accounts payable and other
       liabilities                                                       31,694                96,489

       Net cash provided by operating activities                      6,642,407             5,975,791

Cash flows from financing activities:
  Cash distributions                                                 (5,419,441)           (4,848,969)
  Decrease (increase) in other assets                                   159,460               (61,032)

       Net cash used in financing activities                         (5,259,981)           (4,910,001)

Increase in cash and cash equivalents                                 1,382,426             1,065,790

Cash and cash equivalents at beginning
  of period                                                           4,464,390             3,214,536

Cash and cash equivalents at end
  of period                                                         $ 5,846,816           $ 4,280,326


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

2.   Investment in Revenue Bonds

The Partnership recognized provisions for uncollectible interest of $712,350 and $887,377 for the nine months ended September 30, 1995 and 1994, respectively, which amounts approximate accrued but unpaid interest on the Park at Landmark revenue bond in 1995 and the Park at Landmark and SunBrook Apartments revenue bonds in 1994. These amounts are recorded as a reduction of interest income from revenue bonds.

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

In July 1995, the Partnership was notified that AFREIT was merged into Mid-America Apartment Communities, Inc. REIT without the Partnership's consent; this is considered a loan default, and a notice of default has been sent to AFREIT. The Partnership and Mid-America are attempting to resolve this matter.

Fountain Head Partners did not pay its share of certain building improvement costs totalling $271,000 which the Partnership considered necessary. In December 1994, the Partnership and Fountain Head Partners had an arbitration hearing in which the Partnership sought a 50% reimbursement from Fountain Head Partners. In April 1995, the arbitrators denied the Partnership's request for reimbursement, but permitted the Partnership to recover approximately $85,000 of the total cost of the improvements from the property's replacement reserve; the remainder is recoverable from the cash flow from the property before any distributions are paid to the owners.

3.   Related Party Transactions

An affiliate of the General Partner performs bond servicing and administrative functions, processes investor transactions and prepares tax information for the Partnership. For each nine-month period ended September 30, 1995 and 1994, the Partnership incurred approximately $387,000 for these services. As of September 30, 1995, the affiliate was owed approximately $15,900 for these services.

Another affiliate of the General Partner earned fees of $78,978 and $73,522 for the management of the Park at Landmark property during the nine months ended September 30, 1995 and 1994, respectively. As of September 30, 1995, the affiliate was owed approximately $8,600 for these services.

4.   Cash Distributions

On November 13, 1995, the Partnership paid a cash distribution of $1,863,528 to the Investors ($0.25 per ABC) and $38,031 to the General Partner.

                                    TEMPO-LP, INC.

                                    BALANCE SHEETS


                                                      September 30,     December 31,
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

Residential properties in many areas continue to benefit from stabilized occupancies and steady demand from tenants. Rental rates are increasing in many markets. Population and employment growth in Albuquerque, Atlanta and Orlando have had a positive impact on the properties located in these markets. At several of the Properties securing the mortgage loans in the Partnership's portfolio, rental rates have recently increased. Improved performance of residential properties, however, is leading to apartment construction in certain areas.

During the nine months ended September 30, 1995, Partnership cash flow from operations exceeded its distributions and other cash requirements. The Partnership expects that its cash flow from operations will continue to exceed its distributions and other cash needs during the remainder of 1995 and 1996. The Partnership increased the cash distribution rate from 4.25% to 5% beginning with the cash distribution for the first quarter of 1995, which was paid in May 1995. The Partnership will increase the cash distribution to 6% beginning with the cash distribution for the fourth quarter of 1995, which will be paid in February 1996.

The payment status of each revenue bond during the nine months ended September 30, 1995 is as follows:

Cash flow from the High Ridge Apartments, Township in Hampton Woods Apartments and Burlington Arboretum Apartments properties enabled their owners to pay debt service at effective interest rates of 8.32%, 9.24% and 6.76%, respectively. These payment rates exceeded the minimum interest rates required on the respective loans. Such excess payments were applied to base interest due under the respective loans. During the remainder of 1995, each of these properties is expected to operate at a modest cash flow surplus after payment of minimum debt service and, therefore, should be able to continue to pay a portion of base interest.

Cash flow from the Pine Club Apartments and Wildcreek Apartments properties enabled their owners to pay minimum debt service. Each property is expected to generate sufficient cash flow to fully pay minimum debt service during the remainder of 1995.

During the nine months ended September 30, 1995, the Fountain Head property, which is owned 50% each by the Partnership and Fountain Head Partners, an unaffiliated party, operated at a modest cash flow deficit, but the owner was able to pay its required minimum debt service.
However, the property is not generating sufficient cash flow to pay certain operating expenses on a current basis and the real estate tax escrow remains underfunded. As of September 30, 1995, Fountain Head Partners has a remaining commitment to fund property operating deficits of approximately $26,500 secured by a letter of credit in favor of the Partnership. During the second quarter of 1995, the Partnership recovered $85,000 of the costs it was owed from Fountain Head Partners from the replacement reserve; this is the primary reason for the decrease in other assets. See Note 2 to the financial statements in Item 1.

Cash flow from the SunBrook property (which is partly owned by the Partnership) enabled its owner to pay minimum debt service during the nine months ended September 30, 1995. The property is expected to incur modest debt service shortfalls for the remainder of 1995.

All of the cash flow generated by the Park at Landmark property (which is partly owned by the Partnership) is paid to the Partnership. During the nine months ended September 30, 1995, the Partnership received $1,236,713 from the property; this amount was less than required minimum debt service by $712,350. Cash flow from the property is not expected to be sufficient to fully pay minimum debt service in the foreseeable future.

On November 13, 1995, the Partnership paid the third quarter cash distribution of $1,863,528 to the Investors ($0.25 per ABC) and $38,031 to the General Partner.

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

Operations

Fluctuations in the Partnership's operating results for the nine and three month periods ended September 30, 1995 compared to 1994 are primarily attributable to the following:

The decrease in interest income from revenue bonds during the three-month period was primarily due to reduced interest received from the SunBrook property in 1995. This was more than offset by an increase in interest from the Park at Landmark property during the nine-month period.

Interest income from short-term investments increased due to higher average balances invested as well as higher average interest rates in 1995.

The decrease in general and administrative expenses for the nine-month period was primarily due to the absence of the Burlington Arboretum debt restructuring costs which were recorded by the Partnership in the second quarter of 1994. For the three-month period, general and administrative expenses decreased due to lower legal expenses in the third quarter of 1995 than in 1994.

A summary of the markets in which the Properties are located is as follows:

Burlington Arboretum Apartments, located in Burlington, MA, a suburb of Boston, is in a market which has strengthened. Currently, this market has a 3% vacancy rate. During the third quarter of 1995, occupancy at the property increased from 98% to 99%. Effective January 1, 1995, the owner raised rental rates at the property by approximately 10% with an additional 5% increase in August 1995.

The Park at Landmark property, located in Alexandria, VA, competes against several neighboring apartment buildings in a market experiencing a vacancy rate of 8%. During the third quarter of 1995, occupancy at the property decreased slightly from 95% to 94%. Effective January 1, 1995, the owner raised rental rates at the property.

Pine Club Apartments, located in Orlando, Fl, operates in a market with a current vacancy rate of approximately 7%. The market is strengthening due to employment growth in Orlando's service industries. During the third quarter of 1995, occupancy at the property increased from 90% to 92%. The owner had been able to increase rental rates by 5%. New apartment units under construction in this market will compete directly with Pine Club Apartments when complete in early 1996. The impact of this competition is unknown at this time.

SunBrook Apartments, located in St. Charles County, MO, a suburb of St. Louis, is in a market currently experiencing a 5% vacancy rate. The continued slow-down in single-family home sales and retrenchment of some corporate employers in this market decreased demand for furnished apartments at the property. During the third quarter of 1995, occupancy at the property decreased slightly from 87% to 86%. Effective April 1, 1995, the owner raised rental rates at the property by approximately 10%.

Wildcreek Apartments is located in Clarkston, GA, a suburb of Atlanta. This market, with a current vacancy rate of approximately 10%, is beginning to level off due to increased purchases of single-family homes by prior apartment tenants. During the third quarter of 1995, occupancy at the property increased from 90% to 94%. The owner had been able to to increase rental rates by 15%; rental rates are currently higher than when the loan was originally underwritten. There is no new apartment construction in this sub-market although construction is ongoing in the surrounding Atlanta area.

The Township in Hampton Woods property, located in Hampton, VA, operates in a market which is primarily dependent on the defense industry. The market remains reasonably stable at a vacancy rate of 7% due to the maintenance of the military population in the area. During the third quarter of 1995, occupancy at the property remained at 93%.

High Ridge Apartments, located in Albuquerque, NM, operates in a strong market which has a vacancy rate of 9%. However, new construction and the affordability of single-family homes may reduce occupancy levels in this market. Occupancy at the property remained at 98% during the third quarter of 1995.

Fountain Head Apartments, located in Kansas City, MO, operates in a market which has a vacancy rate of 5%. During the third quarter of 1995, occupancy decreased slightly from 99% to 98%. New apartment units are under construction, but they are not expected to adversely affect the property.

PART II - OTHER INFORMATION  - not applicable

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



                                   DEAN WITTER/COLDWELL BANKER
                                   TAX EXEMPT MORTGAGE FUND, L.P.



                                    By:  TEMPO-GP, INC.
                                         Managing General Partner


Date:  November 14, 1995                 By:   /s/E. Davisson Hardman, Jr.
                                               E. Davisson Hardman, Jr.
                                               President



Date:  November 14, 1995                 By:   /s/Lawrence Volpe
                                               Lawrence Volpe
                                               Controller
                                               (Principal Financial and
                                                Accounting Officer)



                                         TEMPO-LP, INC.


Date:  November 14, 1995                 By:   /s/E. Davisson Hardman, Jr.
                                               E. Davisson Hardman, Jr.
                                               President


Date:  November 14, 1995                 By:   /s/Lawrence Volpe
                                               Lawrence Volpe
                                               Controller
                                               (Principal Financial and
                                                Accounting Officer)