Form 10-K
period 1995-12-31
WITTER DEAN COLDWELL BANKER TAX EXEMPT MORTGAGE FUND LP
filed 1996-04-01
CIK 794449

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

[ X ]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1995

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

       The proceeds from the offering were used to purchase ten series of revenue bonds which funded the development of eight multi-family residential properties (the "Properties"). The terms of the mortgage loans funded by the revenue bonds mirror the terms of the corresponding revenue bonds. The mortgage loans are obligations of the respective owners of the properties and are collateralized by first mortgages on the properties. The revenue bonds are non-recourse with respect to the issuers of the bonds. The revenue bonds and the related mortgage loans and properties are described in Item 2 and the footnotes to the financial statements in Item 8.

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

       The Partnership considers its business to include one industry segment, investment in federally tax-exempt revenue bonds. Financial information regarding the Partnership is set forth in the Partnership's financial statements in Item 8 below.

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

ITEM 2.    PROPERTIES.

           The Registrants' principal offices are located at Two World Trade
Center, New York, New York 10048.  The Registrants have no other offices.

           The following table lists the revenue bonds the Partnership has purchased and the corresponding mortgage loans and Properties:

                       Original                                 Property       Maturity
                      Bond/Loan     Closing        Location     Occupancy       Date
    Property          Principal      date       of Property    at 12/31/95    of Bond/Loan
Park at Landmark1    $ 34,650,000   3/12/87   Alexandria, VA       91%        6/1/08

Burlington Arboretum
  Apartments        29,326,500      9/22/87   Burlington, MA       99%       9/22/11

SunBrook Apartments2   16,325,000  12/16/87   St. Charles          77%       12/1/11
                                                County, MO

Pine Club Apartments   13,600,000   9/23/88   Orlando, FL          93%        9/1/12

Wildcreek Apartments   11,000,000   7/16/87   Clarkston, GA        97%        7/1/11

The Township in        10,800,000  11/14/88   Hampton, VA          93%       11/1/09
  Hampton Woods

High Ridge Apartments   9,900,000  12/21/87   Albuquerque, NM      98%       12/1/11

Fountain Head           4,900,000  12/31/87   Kansas City, MO      98%       12/1/08
  Apartments3

  Total              $130,501,500
<footnotes>


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


       The carrying values and the terms of the revenue bonds and the mortgage loans are described in the notes to the financial statements in
Item 8 below.

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

       As of March 18, 1996, there were 8174 Investors.

       The Partnership is a limited partnership and, accordingly, does not pay dividends. It does, however, make quarterly distributions of cash to its partners. Pursuant to the partnership agreement, distributable cash, as defined, is paid 98% to the Investors and 2% to the General Partner, until the Investors have received for each year, an annual return of 9.5%. Thereafter, net income will be distributed 90% to the Investors and 10% to the General Partner.

       Repayments of revenue bond principal will generally be distributed 100% to the Investors. Payments of base and contingent interest (see
Note 4 to the financial statements in Item 8 below) on maturity or sale of the bond will generally be distributed first; 98% to the Investors and 2% to the General Partner, until the Investors have received in the aggregate $20.00 per ABC plus distributions sufficient to provide an average cumulative noncompounded return of 9.5% per annum; and thereafter, 90% to the Investors and 10% to the General Partner. During the years ended December 31, 1995 and December 31, 1994, the Partnership did not distribute any sale or financing proceeds.

       During the year ended December 31, 1995, the Partnership paid cash distributions aggregating $7,321,000 with $7,174,581 distributed to the Investors and $146,419 to the General Partner. During the year ended December 31, 1994, the Partnership paid cash distributions aggregating $6,465,300 with $6,335,994 distributed to the Investors and $129,306 to the General Partner. The distributions aggregated $0.96 per ABC in 1995 and $0.85 per ABC in 1994.

       On February 10, 1996, the Partnership paid the fourth quarter distribution of $2,236,233 to the Investors ($0.30 per ABC) and $45,637 to the General Partner.

       The Partnership anticipates making regular distributions to its partners in the future.

       The sole shareholder of TEMPO L.P. Inc. was DWD.

ITEM 6.    SELECTED FINANCIAL DATA.
           The following sets forth a summary of the selected financial data for the Partnership:

              Dean Witter/Coldwell Banker Tax Exempt Mortgage Fund, L.P.

              Years ended December 31, 1995, 1994, 1993, 1992, and 1991

                        1995         1994          1993         1992         1991

Total revenues        $7,923,777  $7,581,882   $6,431,393     $6,432,862   $5,830,989
                                                          1
Net income (loss)     $7,559,369  $6,846,233  $(11,269,051)   $5,097,284   $5,388,560

Net income (loss) per ABC  $0.99       $0.90       $(1.48)         $0.67        $0.71

Cash distributions
  paid per ABC2            $0.96       $0.85        $.925          $1.00        $1.05

Total assets at
  December 31       $110,588,908$110,442,773 $109,894,827   $127,847,448 $130,572,629
<footnotes>

1.       Includes a $17.3 million loss on impairment recorded for the Park at Landmark and
         Burlington Arboretum Apartments properties.  See Note 4 to the Financial
         Statements in Item 8.

2.       Distributions paid to the Investors include a return of capital per ABC of $.925,
         $.33 and $.34 for the years ended December 31, 1993, 1992 and 1991, respectively, calculated as the excess of cash distributed per ABC over accumulated earnings per ABC not previously distributed.

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

           Overall economic expansion has kept household formation relatively strong and has stimulated demand for apartments. Stabilized vacancies and rising rental rates have had a positive effect on operating income at many apartment properties. The strengthening market conditions for multifamily properties is leading to apartment construction in several cities of the midwest and southeast. Nationally, multifamily housing starts are at the highest level since 1990.

           In 1995, Partnership cash flow from operations exceeded its distributions and other cash requirements. The Partnership increased the cash distribution rate from 4.25% to 5% beginning with the cash distribution for the first quarter of 1995, which was paid in May 1995. The Partnership increased the cash distribution rate to 6% beginning with the cash distribution for the fourth quarter of 1995 which was paid in February 1996. The Partnership expects to incur a modest cash flow deficit in 1996 which will be funded from Partnership cash reserves.

           The revenue bonds and the related mortgage loans and properties are described in Note 4 to the financial statements in Item 8. The payment status of each revenue bond is as follows:

           Cash flow from the High Ridge Apartments, Township in Hampton Woods Apartments and Burlington Arboretum Apartments properties enabled their owners to pay debt service at effective interest rates of 8.30%, 9.18% and 6.54%, respectively. These payment rates exceeded the minimum interest rates required on the respective loans. Such excess payments were applied to base interest due under the respective loans. In 1996, each of these properties is expected to operate at a modest cash flow surplus after payment of minimum debt service and, therefore, should be able to continue to pay a portion of base interest in 1996.

           Cash flow from the Pine Club Apartments and Wildcreek
Apartments properties enabled their owners to pay minimum debt service. Each property is expected to generate sufficient cash flow to fully pay minimum debt service during 1996. The Partnership expects to begin to receive additional base interest from Wildcreek in 1996.

           During 1995, the Fountain Head property, which is owned 50% each by the Partnership and Fountain Head Partners, an unaffiliated party, operated at a cash flow deficit, and the owner was unable to pay its required minimum debt service and the real estate tax escrow in full. In addition, the property is not generating sufficient cash flow to pay certain operating expenses on a current basis. As of December 31, 1995, Fountain Head Partners has a remaining commitment to fund property operating deficits of approximately $26,500 secured by a letter of credit in favor of the Partnership. During 1996, the Partnership and Fountain Head Partners expect to fund operating deficits; the Partnership's share of such fundings is not expected to be material.

           All of the cash flow generated by the SunBrook property (which is partly owned by the Partnership) is paid to the Partnership. The property operated at a modest cash flow deficit in 1995 and the owner was not able to pay its minimum debt service. Cash flow from the property is expected to be sufficient to fully pay minimum debt service in 1996.

           All of the cash flow generated by the Park at Landmark property (which is partly owned by the Partnership) is paid to the Partnership. During 1995, the Partnership received $1,825,303 from the property; this amount was less than required minimum debt service by $773,447. Cash flow from the property is not expected to be sufficient to fully pay minimum debt service in the foreseeable future.

           Other assets decreased during 1995 due to the reimbursement of costs of improvements at the Fountain Head property by Fountain Head Partners and amortization of improvements at the Fountain Head and SunBrook properties. See Note 4 to the financial statements.

           On February 10, 1996, the Partnership paid the fourth quarter cash distribution of $2,236,233 to the Investors ($0.30 per ABC) and $45,637 to the General Partner.

           Except as discussed above and in the financial statements, the General Partner is not aware of any trends or events, commitments or uncertainties that will have a material impact on liquidity.

Operations

           Fluctuations in the Partnership's operating results for the years ended December 31, 1995 compared to 1994 and 1994 compared to 1993 are primarily attributable to the following:

           The increase in interest income from revenue bonds in 1995 compared to 1994 was primarily due to an increase in interest received from the Park at Landmark property. The increase in 1994 compared to 1993 was primarily due to an increase in interest received from the Park at Landmark and SunBrook properties.

           The increase in interest income from short-term investments in 1995 compared to 1994 was primarily due to higher average balances invested as well as higher average rates in 1995.

           The decrease in general and administrative expense in 1995 compared to 1994 was primarily due to the absence in 1995 of debt restructuring costs, and due to lower legal costs in 1995. The increase in general and administrative expenses in 1994 compared to 1993 was primarily due to the costs of restructuring the Burlington Arboretum debt of approximately $255,000.

           In 1993, the Partnership recorded a provision for loss on its investments in the Park at Landmark and Burlington revenue bonds.

           A summary of the markets in which the Properties are located is as follows:

           Burlington Arboretum Apartments, located in Burlington, MA, a suburb of Boston, is in a market which has remained strong in 1995 with a current vacancy rate of 3%. During 1995, occupancy at the property increased from 98% to 99%. The owner raised rental rates at the property by a total of approximately 15% during 1995. Rental rates are also expected to increase in 1996.

           The Park at Landmark property, located in Alexandria, VA, operates in a weakening market experiencing a vacancy rate of 8%. Competing apartment buildings are beginning to offer rental concessions to attract new tenants to offset the effect of low demand for multifamily units. During 1995, occupancy at the property decreased from 97% to 91%. Effective January 1, 1995, the owner raised rental rates at the property slightly.

           Pine Club Apartments, located in Orlando, Fl, operates in a market with a current vacancy rate of approximately 7%. The market is strengthening due to employment growth in Orlando's service industries. During 1995, occupancy at the property increased from 91% to 93% and the owner was able to increase rental rates by approximately 5%. Newly constructed apartments in this market will compete directly with Pine Club Apartments; the impact of this competition is unknown at this time.

           SunBrook Apartments, located in St. Charles County, MO, a suburb of St. Louis, is in a market currently experiencing a 2% vacancy rate. However, a slow-down in single-family home sales and retrenchment of some corporate employers in this market decreased demand for furnished apartments at the property. During 1995, average occupancy at the property was 85%. Effective April 1, 1995, the owner raised rental rates at the property by approximately 10%.

           Wildcreek Apartments is located in Clarkston, GA, a suburb of Atlanta. This market, with a current vacancy rate of approximately 5%, is beginning to level off due to increased purchases of single-family homes by prior apartment tenants. During 1995, occupancy at the property increased from 90% to 97% and the owner was able to increase rental rates by 15%. There is no new apartment construction in this sub-market although construction is ongoing in the surrounding Atlanta area.

           The Township in Hampton Woods property, located in Hampton, VA, operates in a market which is primarily dependent on the defense industry. The market remains reasonably stable at a vacancy rate of 7% due to the maintenance of the military population in the area. During 1995, occupancy at the property remained at 93%. The owner raised rental rates by approximately 3%. New apartment construction in the area may have an impact on the property in the future.

           High Ridge Apartments, located in Albuquerque, NM, operates in a weakening market experiencing a current vacancy rate of 8%. Competing apartment buildings are beginning to offer rental concessions to attract new tenants to offset the effect of affordability of single-family homes. Occupancy at the property remained at 98% during 1995 and the owner was able to raise rental rates approximately 8%. New apartment units in this market may have an adverse effect on the property in the future.

           Fountain Head Apartments, located in Kansas City, MO, operates in a market which has a vacancy rate of 5%. During 1995, occupancy decreased slightly from 100% to 98%. New apartment units are under construction, but they are not expected to adversely affect the property. Rental rates remained stable during 1995.

Inflation

           Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


              DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                                         INDEX
(a) Financial Statements

Independent Auditors' Report                                                 12
Schedules of Investments at December 31, 1995 and 1994                    13-16
Balance Sheets at December 31, 1995 and 1994                                 17
Statements of Operations for the years ended
  December 31, 1995, 1994 and 1993                                           18
Statements of Partners' Capital for the years ended
  December 31, 1995, 1994 and 1993                                           19
Statements of Cash Flows for the years ended
  December 31, 1995, 1994 and 1993                                           20
Notes to Financial Statements                                             21-33



                                    TEMPO-LP, INC.

Independent Auditors' Report                                                 34
Balance Sheets at December 31, 1995 and 1994                                 35
Note to Balance Sheets                                                       36











All schedules other than those indicated above have been omitted because either the required information is not applicable or the information is shown in the financial statements or notes thereto.
/TABLE

Independent Auditors' Report





To The Partners of
Dean Witter/Coldwell Banker Tax Exempt Mortgage Fund, LP


We have audited the accompanying balance sheets, including schedules of investments, of Dean Witter/Coldwell Banker Tax Exempt Mortgage Fund, LP (the "Partnership") as of December 31, 1995 and 1994, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Dean Witter/Coldwell Banker Tax Exempt Mortgage Fund, LP as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

                                           /s/Deloitte & Touche LLP
                                             DELOITTE & TOUCHE LLP



March 20, 1996

              DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                                SCHEDULE OF INVESTMENTS

                                   December 31, 1995


                                       Percentage                Par          Carrying
                                      of Portfolio   Maturity   ($000)         Value

Cash and cash equivalents and escrowed funds:
Tax-exempt variable Rate Demand
  Notes of various issuers                1.0%       01/02/96    2,390     $ 1,125,000

Landmark New York Tax Free
  Cash Reserve Money Market
  Funds consisting of New York
  Municipal obligations                   4.6%       01/02/96        -       5,025,613

Cash                                      (.1)%       N/A            -        (153,414)

  Total                                   5.5%                               5,997,199

Revenue Bonds:

Burlington Arboretum Apartments
  City of Burlington, MA
  Housing Authority,
  Series 1987, MB, 9.00%                 21.7%       09/22/11     28,826    23,500,000

  City of Burlington, MA
  Housing Authority, Series
  1989A, 9.00%                            0.5%       09/22/11        500       500,000

                                         22.2%                    29,326    24,000,000

Park at Landmark
  City of Alexandria, VA
  MultiFamily Refunding
  Revenue Bond, Series
  1987A, 9.50%                           15.2%       06/01/08     34,650    16,411,101

Pine Club Apartments
  Orange County, FL
  Multifamily Housing Revenue
  Bond, Series 1988, 9.50%               12.6%        9/01/12     13,750    13,600,000

SunBrook Apartments
  County of St. Charles, MO
  Industrial Development
  Authority Revenue Bond,
  Series 1987, 9.25%                     10.7%       12/01/11     16,330    11,590,748

See accompanying notes to financial statements.
/TABLE

              DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                          SCHEDULE OF INVESTMENTS (CONTINUED)

                                   December 31, 1995

                                       Percentage                  Par       Carrying
                                      of Portfolio   Maturity    ($000)        Value

Revenue Bonds, continued:

Wildcreek Apartments
  City of Clarkston, GA
  Multifamily Housing
  Revenue Bond,
  Series 1987, 9.50%                      10.2%      07/01/11     11,000     11,000,000

Township at Hampton Woods
  Hampton, VA Redevelopment and
  Housing Authority Multifamily
  Mortgage Revenue Note,
  Series 1988, 12.00%                     10.0%      11/01/09     10,800     10,800,000

High Ridge Apartments
  State of New Mexico
  Mortgage Finance Authority
  Multifamily Housing
  Revenue Bond, Series
  1987A, 9.25%                             6.8%      12/01/11      7,400      7,400,000

  State of New Mexico
  Mortgage Finance
  Authority Multifamily
  Housing Revenue Bond,
  Series 1987B, 9.25%                      2.3%      12/01/11      2,500      2,500,000

                                           9.1%                    9,900      9,900,000

Fountain Head Apartments
  Kansas City, MO Industrial
  Development Authority
  Multifamily Housing
  Refunding Bond, Series
  1987, 9.25%                              4.5%      12/01/08      4,900      4,900,000

     Total revenue bonds                  94.5%                             102,201,849

        Total                            100.0%                            $108,199,048




See accompanying notes to financial statements.
/TABLE

              DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                                SCHEDULE OF INVESTMENTS

                                   December 31, 1994

                                       Percentage                  Par       Carrying
                                      of Portfolio   Maturity    ($000)        Value
Cash and cash equivalents and escrowed funds:
Tax-exempt variable Rate Demand
  Notes of various issuers                2.2%       01/02/95    2,390      $ 2,390,000

Landmark New York Tax Free
  Cash Reserve Money Market
  Fund consisting of New York
  Municipal obligations                   1.9%       01/02/95        -        2,072,669

Cash                                       -          N/A            -            1,721

  Total                                   4.1%                                4,464,390

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

              DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                          SCHEDULE OF INVESTMENTS (CONTINUED)

                                   December 31, 1994

                                       Percentage                  Par       Carrying
                                      of Portfolio   Maturity    ($000)        Value

Revenue Bonds, continued:
Wildcreek Apartments
  City of Clarkston, GA
  Multifamily Housing
  Revenue Bond,
  Series 1987, 9.50%                      10.2%      07/01/11     11,000     11,000,000

Township at Hampton Woods
  Hampton, VA Redevelopment and
  Housing Authority Multifamily
  Mortgage Revenue Note,
  Series 1988, 12.00%                     10.0%      11/01/09     10,800     10,800,000

High Ridge Apartments
  State of New Mexico
  Mortgage Finance Authority
  Multifamily Housing
  Revenue Bond, Series
  1987A, 9.25%                             6.9%      12/01/11      7,400      7,400,000

  State of New Mexico
  Mortgage Finance
  Authority Multifamily
  Housing Revenue Bond,
  Series 1987B, 9.25%                      2.3%      12/01/11      2,500      2,500,000

                                           9.2%                    9,900      9,900,000

Fountain Head Apartments
  Kansas City, MO Industrial
  Development Authority
  Multifamily Housing
  Refunding Bond, Series
  1987, 9.25%                              4.6%      12/01/08      4,900      4,900,000

     Total revenue bonds                  95.9%                             102,992,445

        Total                            100.0%                            $107,456,835



See accompanying notes to financial statements
/TABLE

              DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                                    BALANCE SHEETS

                              December 31, 1995 and 1994




                                                           1995              1994

                                   ASSETS
Cash and cash equivalents                              $  5,255,586      $  3,736,746

Investment in revenue bonds                             102,201,849       102,992,445

Accrued interest receivable                                 543,723           733,012

Deferred bond selection fees, net                         1,261,006         1,473,980

Escrowed funds                                              741,613           727,644

Other assets                                                585,131           778,946

                                                       $110,588,908      $110,442,773



                         LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and other liabilities                 $    865,304      $    957,538

Partners' capital:
  Assigned Benefit Certificates
    (7,454,110 ABCs outstanding)                        109,723,604       109,485,235

                                                       $110,588,908      $110,442,773




See accompanying notes to financial statements.

              DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                               STATEMENTS OF OPERATIONS

                     Years ended December 31, 1995, 1994 and 1993





                                                1995            1994            1993
Interest income:

  Revenue bonds                             $7,756,457    $  7,518,209     $ 6,356,460
  Short-term investments                       167,320          63,673          74,933

                                             7,923,777       7,581,882       6,431,393



Expenses:

  General and administrative                   364,408         735,649         355,047
  Provision for loss on investments               -               -         17,345,397

                                               364,408         735,649      17,700,444

Net income (loss)                           $7,559,369    $  6,846,233    $(11,269,051)


Net income (loss) allocated to:
  Limited partner                           $7,408,182    $  6,709,308    $(11,043,670)
  General partner                              151,187         136,925        (225,381)

                                            $7,559,369    $  6,846,233    $(11,269,051)

Net income (loss) per Assigned
  Benefit Certificate                       $      .99    $        .90    $      (1.48)








See accompanying notes to financial statements.
/TABLE

              DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                            STATEMENTS OF PARTNERS' CAPITAL

                     Years ended December 31, 1995, 1994 and 1993





                                        Limited           General
                                        Partner           Partner           Total


Partners' capital (deficit) at
  December 31, 1992                  $127,678,100       $  (268,983)    $127,409,117

Net loss                              (11,043,670)         (225,381)     (11,269,051)

Cash distributions                     (6,895,050)         (140,714)      (7,035,764)

Partners' capital (deficit) at
  December 31, 1993                   109,739,380          (635,078)     109,104,302

Net income                              6,709,308           136,925        6,846,233

Cash distributions                     (6,335,994)         (129,306)      (6,465,300)

Partners' capital (deficit) at
  December 31, 1994                   110,112,694          (627,459)     109,485,235

Net income                              7,408,182           151,187        7,559,369

Cash distributions                     (7,174,581)         (146,419)      (7,321,000)

Partners' capital (deficit) at
  December 31, 1995                  $110,346,295       $  (622,691)    $109,723,604





See accompanying notes to financial statements.

              DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                               STATEMENTS OF CASH FLOWS

                     Years ended December 31, 1995, 1994 and 1993




                                                    1995         1994         1993
Cash flows from operating activities:
  Net income (loss)                            $ 7,559,369   $ 6,846,233  $(11,269,051)
  Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
    Amortization                                   790,596       786,005     1,053,736
    Amortization of deferred bond selection fee    212,974       212,974       212,974
    Decrease (increase) in accrued interest
      receivable                                   189,289      (199,655)          179
    Increase in escrowed funds                     (13,969)     (129,796)     (398,269)
    (Decrease) increase in accounts payable
      and other liabilities                        (92,234)      167,013       352,194
    Provision for loss on investments                 -             -       17,345,397

         Net cash provided by operating activities 8,646,025   7,682,774     7,297,160


Cash flows from financing activities:
  Cash distributions                            (7,321,000)   (6,465,300)   (7,035,764)
  Other assets                                     193,815       (97,416)     (561,335)

         Net cash used in financing activities  (7,127,185)   (6,562,716)   (7,597,099)

Increase (decrease) in cash and cash equivalents 1,518,840     1,120,058      (299,939)

Cash and cash equivalents at beginning
  of year                                        3,736,746     2,616,688     2,916,627

Cash and cash equivalents at end of year       $ 5,255,586   $ 3,736,746   $ 2,616,688




See accompanying notes to financial statements.
/TABLE

          DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                       December 31, 1995, 1994 and 1993

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

2.  Summary of Significant Accounting Policies

    The Partnership's records are maintained on the accrual basis of accounting for financial reporting and tax purposes. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Generally, the investments in revenue bonds are accounted for as loans collateralized by real estate, and are carried at cost. The Partnership has acquired ownership interests in certain properties collateralizing the bonds because the owners of such properties defaulted on the bonds. At the date of acquisition of these ownership interests, the Partnership adjusted the carrying value of the related bonds to the net realizable value of the property if such amount was lower than the book value of the bonds. Subsequently, for those bonds which were written down to net realizable value, the Partnership records annual amortization (netted against bond interest) approximately equal to depreciation on the property.


    The Partnership periodically evaluates the collectibility of both interest and principal of its revenue bonds to determine whether they are impaired. A revenue bond is considered to be impaired when, based on current information and events, it is probable that the Partnership will be unable to collect all amounts due according to the existing contractual terms of the bonds. When a revenue bond is considered to be impaired, the Partnership establishes a valuation allowance equal to the difference between a) the carrying value of the bond, and b) the present value of the expected cash flows from the bond at its effective interest rate, or, for practical purposes, at the estimated fair value of the real estate collateralizing the bond.

    Because the process of determining impairment of the revenue bonds and the appropriate level of the valuation allowance is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately collected from the revenue bonds may differ materially from their net carrying value at December 31, 1995. The cash flows used in this process are based on good faith estimates and assumptions developed by the Managing General Partner. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore, actual results may vary from the estimates and the variance may be material.

    Cash and cash equivalents consist of cash and highly liquid investments with maturities, when purchased, of three months or less.

    Bond selection fees paid to the General Partner were deferred and allocated to individual investments purchased based on the relative cost of the investments. The fees are amortized over the expected life of the related investments, and the amortization expense is netted against interest income from the investments.

    Escrowed funds represent escrow payments by borrowers primarily for real estate taxes, insurance and replacement reserves for four of the Properties.

    Net income (loss) per ABC is calculated by dividing net income (loss) allocated to the Investors, in accordance with the Partnership Agreement, by the number of ABCs outstanding.

    No provision for income taxes has been made in the financial statements, since any liability for such taxes is that of the Investors rather than the Partnership.

    The accounting policies used for tax reporting purposes differ from those used for financial reporting as follows: (a) the Partnership's initial offering costs are capitalized and (b) its losses on impairment, amortization and provisions for uncollectible interest will not be recognized until realized. The tax basis of the Partnership's assets and liabilities is approximately $46,436,000 higher than the amounts reported for financial statement purposes,

    Certain 1994 and 1993 amounts have been reclassified to conform to 1995 presentation.

3.  Partnership Agreement

    The Partnership Agreement provides that, for any given year, distributable cash, as defined, is paid 98% to the Investors and 2% to the General Partner, until the Investors have received an annual return of 9.5% for that year. Thereafter, net income will be distributed 90% to the Investors and 10% to the General Partner.

    Repayments of revenue bond principal will generally be distributed 100% to the Investors. Payments of base and contingent interest (see
    Note 4) on maturity or sale of the bond will generally be distributed first; 98% to the Investors and 2% to the General Partner, until the Investors have received, in the aggregate, $20.00 per ABC plus distributions sufficient to provide an average cumulative noncompounded return of 9.5% per annum; and thereafter, 90% to the Investors and 10% to the General Partner.

    Distributions paid to the Investors include a return of capital per ABC of $.925, $.33 and $.34 for the years ended December 31, 1993, 1992 and 1991, respectively, calculated as the excess of cash distributed per ABC over accumulated earnings per ABC not previously distributed.

4.  Investment in Revenue Bonds

    At December 31, 1995, the investment in revenue bonds consisted of the following:

                                                          - Interest Rate -
                                              Carrying     Minimum    Base
       Property Name          Location         Amount       Rate      Rate    Maturity
     Burlington
       Arboretum       Burlington, MA        $24,000,000    5.35%     9.00%    9/22/11

     Park at Landmark  Alexandria, VA         16,411,101    7.50      9.50     6/01/08

     Pine Club
       Apartments      Orlando, FL            13,600,000    7.50      9.50     9/01/12

     SunBrook
       Apartments      St. Charles County, MO 11,590,748    7.25      9.25    12/01/11

     Wildcreek
       Apartments      Clarkston, GA          11,000,000    7.50      9.50     7/01/11

     The Township
       in Hampton
       Woods           Hampton, VA            10,800,000    8.50     12.00    11/01/09

     High Ridge
       Apartments      Albuquerque, NM         9,900,000    7.25      9.25    12/01/11

     Fountain Head
       Apartments      Kansas City, MO         4,900,000    7.25      9.25    12/01/08

                                            $102,201,849

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

As more fully described below, in 1993 the Partnership provided valuation allowances totaling approximately $17.3 million against the Park at Landmark and Burlington Arboretum revenue bonds. No adjustments have been required to these allowances through December 31, 1995. At December 31, 1995, after giving effect to these allowances, none of the Partnership's revenue bonds are considered to be impaired, as defined in
Note 2 above. The Partnership may provide additional valuation allowances, which could be material, in subsequent years if real estate markets or economic conditions change.


The estimated fair value of the bonds at December 31, 1995 approximated their carrying value.

The fair value estimate is based on the net present value of the estimated future cash flows from the bonds, discounted at a rate based on current lending rates and market conditions.

Park at Landmark

As a result of a default by the owner of the Park at Landmark property, in 1990, the Partnership and an affiliate of the General Partner each acquired a 50% ownership interest in Landmark Acquisition Corp., the entity which owns the property. The Partnership also drew $1,000,000 against the letter of credit which the borrower had provided as additional security, and applied the funds against the principal of the bond. The Partnership receives all of the cash flow from the property, which consists of land and 396 apartments in two high-rise buildings.

The Partnership recorded amortization charges of $496,744, $492,155 and $759,886 in 1995, 1994 and 1993, respectively, which approximate the depreciation expense on the property as recorded by the borrower in each of those years.

The Partnership also recorded provisions for uncollectible interest of $773,447, $1,074,591 and $1,808,589 in 1995, 1994 and 1993, respectively, which amounts approximate accrued but unpaid interest on the revenue bond. These amounts are recorded as a reduction of interest income from revenue bonds.

In 1993, Landmark Acquisition Corp. determined that it was unlikely that property cash flows would be sufficient to enable it to recover its investment and, therefore, reduced the carrying value of the property to $17.4 million, its net realizable value at December 31, 1993, and recorded a loss. The Partnership determined that its investment was similarly impaired and, accordingly, recorded a loss of $12,018,897, to reduce the net carrying value of its investment to the net realizable value of the property.

Summarized financial information for Landmark Acquisition Corp. is as follows (in thousands):

                                                                  December 31,
                                                              1995          1994
     Land, building and improvements, net                    $ 16,658     $ 17,038
     Other assets                                                 220          253

        Total assets                                         $ 16,878     $ 17,291

     Long-term debt and accrued interest                     $ 42,810     $ 41,885
     Other liabilities                                            129          166
        Total liabilities                                      42,939       42,051

     Capital deficiency                                       (26,061)     (24,760)

        Total liabilities and capital deficiency             $ 16,878     $ 17,291

                                                      Years ended December 31,
                                                  1995          1994         1993
     Revenues                                   $ 3,488      $  3,297     $  3,113

     Operating expenses                           1,464         1,749        2,064
     Interest expense                             2,828         2,828        2,828
     Loss on impairment of real
        estate                                     -             -          12,460
     Depreciation                                   497           492          760
                                                  4,789         5,069       18,112

        Net loss                                $(1,301)     $ (1,772)    $(14,999)

SunBrook Apartments

SunBrook Apartments was acquired by DWR SB Partnership ("DWR SB"), a partnership owned 50% by the Partnership and 50% by an affiliate of the General Partner, as part of a bankruptcy settlement in May 1992. The Partnership receives all of the cash flow from the property, which consists of land and 476 apartments in 30 buildings.

The Partnership recorded amortization charges of $426,616, $415,731 and $375,611 in 1995, 1994 and 1993, respectively, which approximates the depreciation expense on the property recorded by its owner in each of those years.

In 1995 and 1993, the Partnership recorded provisions for uncollectible interest of $40,214 and $350,290, respectively. In 1994, the Partnership received approximately $42,000 more than required minimum debt service, which was applied to reduce reserves previously taken on this loan.

Summarized financial information for DWR SB is as follows (in thousands):

                                                                 December 31,
                                                            1995           1994
     Land, building and improvements, net                   $ 12,106      $ 12,380
     Other assets                                                171           249

        Total assets                                        $ 12,277      $ 12,629

     Long-term debt and accrued interest                    $ 17,171      $ 17,254
     Other liabilities                                            77            95
        Total liabilities                                     17,248        17,349

     Capital deficiency                                       (4,971)       (4,720)

        Total liabilities and capital deficiency            $ 12,277      $ 12,629

                                                      Years ended December 31,
                                                 1995           1994         1993
     Revenues                                  $ 2,040       $  2,071      $ 1,932
     Other income                                  335            212          259
                                                 2,375          2,283        2,191

     Operating expenses                          1,015          1,057        1,304
     Interest expense                            1,184          1,184        1,184
     Depreciation                                  427            416          376
                                                 2,626          2,657        2,864

     Net loss                                  $  (251)      $   (374)     $  (673)

Fountain Head Apartments

Fountain Head Apartments, consisting of land and 112 apartments in eight buildings, are owned by Fountain Head Acquisition Corp., which is owned 50% each by the Partnership and Fountain Head Partners, an unaffiliated party. Pursuant to an agreement among the owners, through December 31, 1995, the Partnership had advanced $75,000 and Fountain Head Partners had advanced $50,000 to Fountain Head Acquisition Corp to fund debt service deficiencies. As of December 31, 1995, Fountain Head Partners is obligated to fund an additional $26,500 of deficiencies, if necessary.

Fountain Head Partners did not pay its share of certain necessary building improvement costs totalling $271,000 in 1994; the Partnership paid these costs (included in other assets). The Partnership and Fountain Head Partners had an arbitration hearing in which the Partnership sought 50% reimbursement from Fountain Head Partners; the arbitrators denied the Partnership's request for immediate reimbursement, but permitted the Partnership to recover approximately $85,000 of the total cost of the improvements from the property's replacement reserve, and the remainder from the cash flow from the property before any distributions are paid to the owners.

Burlington Arboretum Apartments

Burlington Arboretum Apartments, consisting of land and 312 apartments in 16 buildings, is owned by Burlington Arboretum Limited Partnership ("the "Owner"). Because the Owner did not pay minimum interest in full in 1991 and 1992, the Partnership drew down a total of $633,000 through April 1993 from the letter of credit opened by the Owner as security. In 1993, the Owner paid required minimum debt service.

On May 6, 1993, the general partner of the Owner was replaced; the new general partner committed a substantial amount of new capital, and the Partnership agreed to attempt to modify the revenue bond and related mortgage loan. However, the new general partner did not pay certain taxes and other liabilities incurred prior to May 6, 1993 and, in February 1994, the City of Burlington placed a lien on the property. This lien represented an event of default on the revenue bond.

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

In 1993, the Partnership determined that its investment in the revenue bond was impaired and, accordingly, recognized a loss of $5,326,500 to reduce the carrying value of the investment to $24,000,000, the estimated net realizable value of the property at December 31, 1993.

Summarized financial information for the Burlington Arboretum Limited Partnership is as follows (in thousands):


                                                                     December 31,
                                                                 1995          1994
     Land, building and improvements, net                      $25,994       $26,462
     Other assets                                                1,475         1,615

        Total assets                                           $27,469       $28,077

     Long-term debt, including accrued interest                $31,504       $31,485
     Other liabilities                                             936           907
        Total liabilities                                       32,440        32,392

     Capital deficiency                                         (4,971)       (4,315)

        Total liabilities and capital deficiency               $27,469       $28,077

                                                         Years ended December 31,
                                                       1995       1994       1993
     Rental revenues                                  $3,655    $ 3,470    $ 3,367
     Other income                                         46         43        419
                                                       3,701      3,513      3,786

     Operating expenses                                1,492      1,178      1,300
     Interest expense                                  1,981      1,996      2,238
     Depreciation and amortization                       884        886        921
                                                       4,357      4,060      4,459

     Net loss                                         $ (656)   $  (547)   $  (673)

 Wildcreek Apartments

 In 1995, Wildcreek paid the required minimum debt service and reserve payments in full. At December 31, 1995, the Partnership is holding approximately $259,000 as security for the bond in a segregated cash account.

 Pine Club Apartments

 Summarized financial information for the Pine Club Apartments Limited
 Partnership, the owner of the property, is as follows (in thousands):

                                                                      December 31,
                                                                  1995         1994
     Land, building and improvements, net                        $ 9,243     $ 9,922
     Other assets                                                    916         951

        Total assets                                             $10,159     $10,873

     Long-term debt                                              $13,600     $13,600
     Other liabilities                                             1,550       1,451
        Total liabilities                                         15,150      15,051

     Capital deficiency                                           (4,991)     (4,178)

        Total liabilities and capital deficiency                 $10,159     $10,873
/TABLE

                                                         Years ended December 31,
                                                       1995         1994       1993
     Revenues                                        $ 1,815    $  1,789     $ 1,722

     Operating expenses                                  929         810         772
     Interest expense                                  1,020       1,020       1,020
                                                       1,949       1,830       1,792

     Loss before depreciation                           (134)        (41)        (70)
     Depreciation                                        679         679         679

     Net loss                                         $ (813)   $   (720)    $  (749)

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

 Township in Hampton Woods

 In July 1995, the Partnership was notified that the owner of the property, American First REIT Inc. ("AFREIT"), was merged into Mid-America Apartment Communities, Inc. REIT, without the Partnership's consent. This represented a loan default, and a notice of default was sent to AFREIT. In December 1995, the Partnership negotiated a settlement with Mid-America in which Mid-America agreed to pay $108,000 in additional contingent interest (which was received in January 1996) and the first allowable loan prepayment date was extended to June 1997.

5.  Related Party Transactions

 An affiliate of the General Partner performs bond servicing and administrative functions, processes investor transactions and prepares tax information for the Partnership. The Partnership incurred approximately $516,000 in each of 1995, 1994 and 1993 for these services. As of December 31, 1995, the affiliate was owed approximately $16,000 for these services.

 Another affiliate of the General Partner earned fees of $104,635, $99,512 and $125,655 for the management of the Park at Landmark property during 1995, 1994 and 1993, respectively. As of December 31, 1995, the affiliate was owed approximately $8,400.

6.  Cash Distribution

 On February 10, 1996, the Partnership paid a cash distribution of $2,236,233 to the Investors ($0.30 per ABC) and $45,637 to the General Partner.

Independent Auditors' Report





To the Board of Directors and
  Stockholders of TEMPO-LP, Inc.:



We have audited the accompanying balance sheets of TEMPO-LP, Inc. (the "Company") as of December 31, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such balance sheets present fairly, in all material respects, the financial position of TEMPO-LP, Inc. as of December 31, 1995 and 1994, in conformity with generally accepted accounting principles.

                                         /s/Deloitte & Touche LLP
                                            DELOITTE & TOUCHE LLP












March 20, 1996

                                    TEMPO-LP, INC.

                                    BALANCE SHEETS

                              December 31, 1995 and 1994




           ASSETS                                           1995            1994
Cash                                                       $  900          $  900

Investment in Partnership, at cost                            100             100

                                                           $1,000          $1,000



        STOCKHOLDER'S EQUITY

Common stock, $1 par value, 1,000 shares
  authorized and outstanding                               $1,000          $1,000









See accompanying note.

                                TEMPO-LP, INC.

                            NOTE TO BALANCE SHEETS

                          December 31, 1995 and 1994




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

       William B. Smith, age 52, is a Managing Director of Dean Witter Realty Inc. and has been with Dean Witter Realty Inc. since 1982.
He is an Executive Vice President of Dean Witter Reynolds, Inc.

       E. Davisson Hardman, Jr., age 46, is a Managing Director of Dean Witter Realty Inc. and has been with Dean Witter Realty Inc. since 1982.

       Lawrence Volpe, age 48, is a Director and the Controller of Dean Witter Realty Inc. He is a Senior Vice President and Controller of Dean Witter Reynolds Inc., which he joined in 1983.

       Ronald T. Carman, age 44, is a Director and the Secretary of Dean Witter Realty Inc. He is a Senior Vice President and Associate General Counsel of Dean Witter, Discover & Co. and of Dean Witter Reynolds, Inc. which he joined in 1984.

       There is no family relationship among any of the foregoing persons.

ITEM 11.  EXECUTIVE COMPENSATION.

       The General Partner is entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partner and a share of taxable income or tax loss, if any . Descriptions of such distributions and allocations are in Item 5 above. The General Partner received cash distributions of $146,419, $129,306 and $140,714 during the years ended December 31, 1995, 1994 and 1993, respectively.

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

       (b) The executive officers and directors of the General Partner and the Limited Partner do not own any ABCs as of March 31, 1996.

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

         The General Partner and its affiliates were paid certain fees and reimbursed for certain expenses. Information concerning such fees and reimbursements is contained in Note 5 to the financial statements in Item 8 above. The Partnership believes that the payment of fees and the reimbursement of expenses to the General Partner and its affiliates are on terms as favorable as would be obtained from unrelated third parties.

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

           (10)(e) Mortgage bond, dated December 21, 1987, with respect to Highridge Apartments. Incorporated by reference to Exhibit 10 (a) in Registrants' Report on Form 8-K,Commission File No. 0-15764, dated December 21, 1987.

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

           (10)(i) Amended mortgage bonds, dated July 29, 1994, with respect to Burlington Arboretum Apartments.
                         Filed with this Form 10-K for fiscal year ended December 31, 1995.

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

  (d)  Financial Statements Schedule

       (1) Financial statements of Burlington Arboretum Limited
           Partnership, an apartment complex located in Burlington, Massachusetts.
                                  SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

By:  TEMPO-GP, Inc.
     Managing General Partner


By:  /s/E. Davisson Hardman, Jr.                          Date:  April 1, 1996
     E. Davisson Hardman, Jr.
     President


By:  /s/Lawrence Volpe                                    Date:  April 1, 1996
     Lawrence Volpe
     Controller
     (Principal Financial and Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

TEMPO-GP, Inc.
Managing General Partner


/s/William B. Smith                                       Date:  April 1, 1996
William B. Smith
Chairman of the Board of Directors


/s/E. Davisson Hardman, Jr.                               Date:  April 1, 1996
E. Davisson Hardman, Jr.
Director


/s/Lawrence Volpe                                         Date:  April 1, 1996
Lawrence Volpe
Director


/s/Ronald T. Carman                                       Date:  April 1, 1996
Ronald T. Carman
Director

                                  SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



By:  TEMPO-LP, Inc.


By:  /s/E. Davisson Hardman, Jr.                          Date:  April 1, 1996
     E. Davisson Hardman, Jr.
     President


By:  /s/Lawrence Volpe                                    Date:  April 1, 1996
     Lawrence Volpe
     Controller
     (Principal Financial and Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

TEMPO-LP, Inc.


/s/William B. Smith                                       Date:  April 1, 1996
William B. Smith
Chairman of the Board of Directors


/s/E. Davisson Hardman, Jr.                               Date:  April 1, 1996
E. Davisson Hardman, Jr.
Director


/s/Lawrence Volpe                                         Date:  April 1, 1996
Lawrence Volpe
Director


/s/Ronald T. Carman                                       Date:  April 1, 1996
Ronald T. Carman
Director

                               FINANCIAL STATEMENTS AND
                             INDEPENDENT AUDITORS' REPORT

                                 BURLINGTON ARBORETUM
                                  LIMITED PARTNERSHIP

                              DECEMBER 31, 1995 AND 1994

                       Burlington Arboretum Limited Partnership



                                   TABLE OF CONTENTS

                                                                                PAGE

INDEPENDENT AUDITORS' REPORT                                                       3


FINANCIAL STATEMENTS


       BALANCE SHEETS                                                              4


       STATEMENTS OF OPERATIONS                                                    5


       STATEMENTS OF PARTNERS' DEFICIT                                             6


       STATEMENTS OF CASH FLOWS                                                    7


       NOTES TO FINANCIAL STATEMENTS                                               8


SUPPLEMENTAL INFORMATION


       INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTAL
         INFORMATION                                                              14


       SCHEDULES OF EXPENSES                                                      15


/TABLE

                             INDEPENDENT AUDITORS' REPORT




To the Partners
Burlington Arboretum Limited Partnership


       We have audited the accompanying balance sheets of Burlington Arboretum Limited Partnership as of December 31, 1995 and 1994, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Burlington Arboretum Limited Partnership as of December 31, 1995 and 1994, and the results of its operations, the changes in partners' deficit and its cash flows for the years then ended in conformity with generally accepted accounting principles.






Boston, Massachusetts
February 16, 1996

                       Burlington Arboretum Limited Partnership

                                    BALANCE SHEETS

                              December 31, 1995 and 1994

                                                             1995              1994
                                        ASSETS
INVESTMENT IN REAL ESTATE
  Land                                                  $ 2,074,884       $ 2,074,884
  Buildings, improvements and
    personal property, less
    accumulated depreciation of
    $5,563,878 and $4,731,848                            23,918,733        24,387,172
                                                         25,993,617        26,462,056

OTHER ASSETS
  Cash                                                      172,005           268,613
  Tenant accounts receivable                                 22,741            45,068
  Reserve for replacements                                  110,525            96,666
  Security deposits funded                                  272,741           249,606
  Prepaid expenses and other assets                          95,949           102,684
  Mortgage costs, net of accumulated
    amortization of $714,823 and
    $663,197                                                800,945           852,570
                                                          1,474,906         1,615,207

                                                        $27,468,523       $28,077,263

                           LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES APPLICABLE TO INVESTMENT
IN REAL ESTATE
  Mortgage payable                                      $29,326,500       $29,326,500
  Deferred interest and related
    fees on mortgage payable                              2,041,122         2,011,796
  Advances from general partner                             350,267           350,267
  Advances from Tempo - GP, Inc.                            114,831           114,831
  Accrued mortgage interest and
    service fees                                            136,858           147,077
                                                         31,969,578        31,950,470

OTHER LIABILITIES
  Accounts payable and accrued
    expenses                                                137,962           137,311
  Accrued management fees                                    55,350            45,266
  Prepaid rent                                                5,847            10,274
  Security deposits payable                                 270,478           249,178
                                                            469,637           442,029
                                                         32,439,215        32,392,500

PARTNERS' DEFICIT                                        (4,970,692)       (4,315,237)

                                                        $27,468,523       $28,077,263

See notes to financial statements
/TABLE

                       Burlington Arboretum Limited Partnership

                               STATEMENTS OF OPERATIONS

                        Years ended December 31, 1995 and 1994



                                                             1995              1994
Revenue
  Rental income                                         $ 3,715,751       $ 3,555,001
  Miscellaneous income                                       40,662            40,901
                                                          3,756,413         3,595,902

  Less:  Vacancies                                           30,834            53,820
         Tenant concessions and
           employee and model
           apartments                                        29,639            72,110
                                                          3,695,940         3,469,972

Expenses
  Rental                                                     89,766           102,417
  Administrative                                            200,454           109,095
  Maintenance                                               540,552           344,390
  Utilities                                                 175,816           190,067
  Security                                                      -              14,977
  Insurance                                                  82,844            76,975
  Management fee                                            118,523           104,314
  Real estate taxes                                         254,742           235,905
                                                          1,462,697         1,178,140

                                                          2,233,242         2,291,832

Other income (expenses)
  Depreciation                                             (832,030)         (815,390)
  Amortization                                              (51,626)          (70,471)
  Interest income                                             5,584             3,405
  Interest expense - mortgage                            (1,907,980)       (1,892,987)
  Mortgage servicing fees                                   (73,319)          (73,316)
  Program management fee                                    (29,327)          (29,327)
  Interest expense - other                                      -                (492)
  Other income                                                  -              39,853
                                                         (2,888,698)       (2,838,725)

          NET LOSS                                      $  (655,455)      $  (546,893)



See notes to financial statements
/TABLE

                       Burlington Arboretum Limited Partnership

                            STATEMENTS OF PARTNERS' DEFICIT

                        Years ended December 31, 1995 and 1994








                                                        1995                 1994
Partners' deficit, beginning                        $4,315,237           $3,768,344

Net loss                                               655,455              546,893

Partners' deficit, ending                           $4,970,692           $4,315,237






See notes to financial statements
/TABLE

                       Burlington Arboretum Limited Partnership

                               STATEMENTS OF CASH FLOWS

                        Years ended December 31, 1995 and 1994

                                                             1995            1994
Cash flows from operating activities
  Net loss                                               $ (655,455)     $ (546,893)
  Adjustments to reconcile net loss to net
    cash provided by operating activities
    Depreciation                                            832,030         815,390
    Amortization                                             51,626          70,471
    Decrease (increase) in tenant accounts
      receivable                                             22,327         (19,277)
    Decrease in accounts receivable - other                     -            38,732
    (Decrease) increase in prepaid expenses
      and other assets                                        6,735         (20,955)
    Decrease in accounts payable and accrued
      expenses                                              (82,002)       (179,994)
    Decrease in accrued mortgage interest
      and servicing fees                                    (10,219)        (36,214)
    Increase in deferred interest and related
      fees on mortgage payable                               29,326          29,327
    Increase (decrease ) in accrued management
      fees                                                   10,084          (7,837)
    Decrease in prepaid rent                                 (4,428)        (18,162)
    Increase in security deposits - net                      (1,835)           (315)

          Net cash provided by operating
            activities                                      198,189         124,273

Cash flows from investing activities
  Investment in real estate                                (280,938)       (121,348)
  Increase in reserve for replacements                      (13,859)        (41,789)

          Net cash used in investing
            activities                                     (294,797)       (163,137)

Cash flows from financing activities
  Repayment on letter of credit                                 -           (25,000)
  Advances from general partner                                 -           130,267
  Advances from Tempo-GP, Inc.                                  -           114,831

          Net cash used in financing
            activities                                          -           220,098

          NET INCREASE IN CASH                              (96,608)        181,234

Cash, beginning                                             268,613          87,379

Cash, ending                                             $  172,005      $  268,613

Supplemental disclosure of cash flow information
  Cash paid during the year for interest                 $1,918,202      $1,929,202

Significant non-cash investing activity investment
  in real estate included in accounts payable            $   82,653      $      -

See notes to financial statements
/TABLE

                       Burlington Arboretum Limited Partnership

                             NOTES TO FINANCIAL STATEMENTS

                              December 31, 1995 and 1994



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

   Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                       Burlington Arboretum Limited Partnership

                              December 31, 1995 and 1994



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

NOTE B - INVESTMENT IN REAL ESTATE

   Buildings, improvements and personal property at December 31, 1995 and 1994 are summarized as follows:

           Category                      Useful Life          1995              1994
  Buildings and improvements              40 years       $28,316,788       $27,970,226
  Personal property                      5-10 years        1,165,823         1,148,794

                                                          29,482,611        29,119,020

  Less accumulated depreciation                            5,563,878         4,731,848

                                                         $23,918,733       $24,387,172
/TABLE

                       Burlington Arboretum Limited Partnership

                              December 31, 1995 and 1994



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

   Cumulative unpaid Base Interest up to $1,200,000 is deferred until sale or refinancing of the project. Other unpaid Base Interest is payable out of cash flow. Accrued Base Interest at December 31, 1995 and 1994 was $1,847,567 and $1,847,567,
   respectively. To the extent there is cash flow after the payment of Base Interest at 9%, the Partnership is obligated to pay additional interest, up to 20% of the excess cash flow, resulting in a cumulative interest rate not to exceed 14%. Commencing in 1993, the Partnership will only accrue additional Base Interest to the extent of cash flow due to the uncertainty of payment upon maturity. During 1995 and 1994, additional Base Interest of $0 and $45,419 was incurred. The unrecorded Base Interest at December 31, 1995 and 1994 amounted to $1,944,582 and $1,213,180,
   respectively.   Upon termination of the Partnership Agreement,
   maturity or refinance of the mortgage, this additional Base Interest may be required to be paid.

   All unpaid principal and accrued interest are due on the earlier of September 22, 2011 (maturity) or as noted under the bond documents, the bond holder has the option to cause the bonds to be prepaid on any interest payment date on or after September 22, 2003 (the First Mandatory Redemption Date).

                       Burlington Arboretum Limited Partnership

                              December 31, 1995 and 1994



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

   Under the terms of the mortgage agreement, the Partnership is also obligated to pay to the lender a monthly service fee of .25% of the bonds outstanding. During 1995 and 1994, $73,319 and $73,316, respectively, was charged to operations. In addition, the Partnership pays an annual program management fee of .10% of the bonds outstanding. During 1995 and 1994, $29,327 and $29,327 was charged to operations. As of December 31, 1995 and 1994, $193,555 and $164,229, respectively, has been accrued and is payable to the extent of available cash flow.

   Under agreements with the mortgage lender, the Partnership is required to make monthly escrow deposits for taxes, insurance and replacement of project assets.

   The liability of the Partnership under the mortgage is limited to the underlying value of the real estate collateral plus other amounts deposited with the lender or trustee.

   Management believes it is not practical to estimate the fair value of the mortgage because loans with similar characteristics are not currently available to the Partnership.

NOTE D - RELATED PARTY TRANSACTIONS

   Development Fee

   The Partnership owes an affiliate $1,139,900, plus interest at 10%, for a development fee incurred in 1990. Such fee is due upon sale or refinancing of the project. Due to the uncertainty regarding the ultimate payment, the fee and accrued interest have not been recorded as of December 31, 1995 and 1994.

                       Burlington Arboretum Limited Partnership

                              December 31, 1995 and 1994



NOTE D - RELATED PARTY TRANSACTIONS - Continued

   Management Fee

   The Management Agreement is with an affiliate of the general partner, Burlington Apartments, Inc. (BAI) for a fee of 5% of gross collections. On November 1, 1994 BAI entered into a subagent agreement for 3% of gross collections with a non-related management company. Total management fees charged to operations in 1995 and 1994 were $118,523 and $104,214.

   One requirement of the change in the Minimum Base Interest rate, as described in Note C, is that the general partner's 2% fee will be accrued only if the property pays interest on the mortgage at a rate of 7.25% for 12 consecutive months. Since this interest payment level was not achieved in 1995 and 1994, the 2% fee has not been accrued. The unpaid 2% management fee at December 31, 1995 was $55,350, which represents the 1993 fee of $45,266 and December 1995 fee of $10,084.

   During 1994, in conjunction with the change in the Base Minimum Interest rate described in Note C, the general partner advanced $105,267 on behalf of the Partnership. In addition, the general partner paid the final installment on the line of credit of $25,000. At December 31, 1995 and 1994, the amounts due the general partner were $350,267, which are noninterest bearing and due on demand.

NOTE E - ADVANCES FROM TEMPO-GP, INC.

   In conjunction with the change in the mortgage described in Note C, the bond servicer, Tempo-GP, Inc. advanced funds to the Partnership to pay operating expenses. At December 31, 1995 and 1994, the amounts due to Tempo-GP, Inc. were $114,831, which are non-interest bearing and due on demand.

NOTE F - CONCENTRATION OF CREDIT RISK

   The Partnership maintains its cash balances in two Banks. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000 by each bank. As of December 31, 1995, the uninsured portion of the cash balances held at one of the banks was $87,268.

                               SUPPLEMENTAL INFORMATION
               INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTAL INFORMATION




To the Partners
Burlington Arboretum Limited Partnership


       Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.





Boston, Massachusetts
February 16, 1996

                       Burlington Arboretum Limited Partnership

                                 SCHEDULES OF EXPENSES

                        Years ended December 31, 1995 and 1994

                                                              1995              1994
Rental
  Rental salaries                                          $ 34,216          $ 40,741
  Advertising                                                13,969            13,972
  Bad debts                                                  33,729            45,884
  Miscellaneous renting expenses                              7,852             1,820

                                                           $ 89,766          $102,417

Administrative
  Manager's salaries                                       $ 64,924          $ 48,876
  Office salaries                                            62,634             3,247
  Legal                                                       3,654            17,724
  Telephone                                                   7,894             6,632
  Accounting                                                 10,350            10,000
  Trustee fees                                                5,874             2,676
  Office supplies and expense                                11,231             5,437
  Postage                                                     2,045             2,642
  ISC administrative                                         15,179               -
  Consulting fees                                               -               6,731
  Miscellaneous administrative                               16,669             5,130

                                                           $200,454          $109,095

Maintenance
  HVAC maintenance                                         $  3,047          $  3,210
  Decorating contract, salaries and
    supplies                                                177,938            66,562
  Cleaning contract                                          48,173            39,263
  Maintenance salaries                                       72,880            56,263
  Grounds maintenance and contract                           57,879            27,986
  Rubbish removal                                            25,546            24,836
  Miscellaneous maintenance                                  16,289             8,489
  Pool salaries and expenses                                 13,964            12,927
  Repairs - general                                          44,357            52,351
  Repairs - painting exterior                                   -              34,570
  Repairs - roof                                              2,153               350
  ISC Maintenance                                            26,608               -
  Fire maintenance                                            5,122             5,824
  Motor vehicle insurance and expenses                        7,370             5,280
  Snow removal                                               12,516             5,110
  Exterminating                                                 903               858
  Recreation services and supplies                           22,621               511
  Security contract and supplies                              3,186               -

                                                           $540,552          $344,390
/TABLE

                       Burlington Arboretum Limited Partnership

                           SCHEDULES OF EXPENSES - CONTINUED

                        Years ended December 31, 1995 and 1994




                                                             1995              1994
Utilities
  Water and sewer                                          $111,681          $128,839
  Electricity                                                59,513            46,202
  Gas heat                                                    4,622            14,716
  Cable television                                              -                 310

                                                           $175,816          $190,067

             Exhibit Index for Dean Witter/Coldwell Banker Realty Tax Exempt Mortgage Fund, L.P.

               Exhibit             Description                                               Sequential
                 No.                                                                           Page  No.
               ________            ____________                                               _________
(3)(a) (i)*     Certificate of Incorporation of TEMPO-LP, Inc. Incorporated
                by reference to Exhibit 3(a) to Registrants' Registration
                Statement, No 33-6216, filed on June 4, 1986.

 (ii)* Certificate of Amendment of Certificates of Incorporation of TEMPO-LP, Inc. Incorporated by reference to Exhibit
                3(a)(ii) to Pre-Effective Amendment No. 1 to Registrants'
                Registration Statement, No. 33-6216, filed on August 25,
                1986.

(3)(b)*         Bylaws of TEMPO-LP, Inc. Incorporated by reference to
                Exhibit 3(b) of Registrants' Registration Statement, No. 33-
                6216, filed on June 4, 1986.

(3)(c)*         Certificate of Limited Partnership of Dean Witter/ Coldwell
                Banker Tax Exempt Mortgage Fund L.P.Incorporated by reference to Exhibit 4(a)(i) to Pre-Effective Amendment No.
                1 to Registrants' Registration Statement, No. 33-6216, filed on August 25, 1986.

(3)(d)* Form of Agreement of Limited Partnership. Incorporated by reference to Exhibit D to

                Registrants' Prospectus, dated October 8, 1986, included in the Registrants' Registration Statement No. 33-6216.

(4)(a)*         Certificate of Limited Partnership of Dean Witter/ Coldwell
                Banker Tax Exempt Mortgage Fund L.P. Incorporated by reference to Exhibit 4(a)(i) to Pre-Effective Amendment No.
                1 to Registrants' Registration Statement, No. 33-6216, filed on August 25, 1986.

(4)(b)* Form of Assigned Benefit Certificate. Incorporated by reference to Exhibit 4(c) to Pre-Effective Amendment No. 1 to Registrants' Registration Statement, No. 33-6216, filed on August 25, 1986.

(4)(c)* Revised Form of Assigned Benefit Certificate. Incorporated by reference to Exhibit 4(c) to Registrants' Annual Report on Form 10-K for the fiscal year ended December 31, 1986.

(4)(d)*         Form of Assignment Agreement.  Incorporated by reference to
                Exhibit 4(d) to Registrants' Annual Report on Form 10-K for the fiscal year ended December 31, 1986.

(4)(e)* Form of Agreement of Limited Partnership. Incorporated by reference to Exhibit D to Registrants' Prospectus, dated
                October 8, 1986, included in the Registrants' Registration
                Statement, No. 33-6216.


(10)(a)* Mortgage bond, dated March 12, 1987, with respect to Park at Landmark. Incorporated by reference to Exhibit 10 (a) in Registrants' Report on Form 8-K, Commission File No. 0-
                15764, dated March 12, 1987.

(10)(b)* Mortgage bond, dated July 16, 1987, with respect to Wildcreek Apartments. Incorporated by reference to Exhibit
                10 (a) in Registrants' Report on Form 8-K,Commission File
                No. 0-15764, dated July 16, 1987.

(10)(c)* Mortgage bond, dated September 22, 1987, with respect to Burlington Arboretum Apartments. Incorporated by reference to Exhibit 10 (a) in Registrants' Report on Form 8-
                K,Commission File No. 0-15764, dated September 22, 1987.

(10)(d)* Mortgage bond, dated December 16, 1987, with respect to SunBrook Apartments. Incorporated by reference to Exhibit
                10 (a) in Registrants' Report on Form 8-K,Commission File
                No. 0-15764, dated December 16, 1987.

(10)(e)* Mortgage bond, dated December 21, 1987, with respect to Highridge Apartments. Incorporated by reference to Exhibit
                10 (a) in Registrants' Report on Form 8-K,Commission File
                No. 0-15764, dated December 21, 1987.

(10)(f)* Mortgage bond, dated December 31, 1987, with respect to Fountain Head Apartments. Incorporated by reference to
                Exhibit 10 (a) in Registrants' Report on Form 8-K,Commission
                File No. 0-15764, dated December 31, 1987.

(10)(g)* Mortgage bond, dated September 23, 1988, with respect to Pine Club Apartments. Incorporated by reference to Exhibit
                10 (a) in Registrants' Report on Form 8-K,Commission File
                No. 0-15764, dated September 23, 1988.

(10)(h)* Mortgage bond, dated November 14, 1988, with respect to Township in Hampton Woods Apartments. Incorporated by reference to Exhibit 10 (a) in Registrants' Report on Form
                8-K,Commission File No. 0-15764, dated November 14, 1988.

(10)(i)         Amended mortgage bonds, dated July 29, 1994, with respect
                Burlington Arboretum Apartments. Filed with this Form 10-K for fiscal year ended December 31, 1995.


*incorporated by reference