Form 10-Q
period 1996-03-31
WITTER DEAN COLDWELL BANKER TAX EXEMPT MORTGAGE FUND LP
filed 1996-05-15
CIK 794449

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549

                                       FORM 10-Q

[ X ]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                          THE SECURITIES EXCHANGE ACT OF 1934
                          For the period ended March 31, 1996

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

                 Yes      X         No

                                PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                  DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                                        BALANCE SHEETS




                                                             March 31,          December 31,
                                                               1996                 1995
                                            ASSETS
Cash and cash equivalents                                  $  5,354,832         $  5,255,586

Investments in revenue bonds                                102,004,200          102,201,849

Accrued interest receivable                                     458,047              543,723

Deferred bond selection fee, net                              1,207,762            1,261,006

Escrowed funds                                                  654,402              741,613

Other assets                                                    565,777              585,131

                                                           $110,245,020         $110,588,908



                               LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and other liabilities                     $    802,675         $    865,304

Partners' capital:
  Assigned Benefit Certificates
  (7,454,110 ABC's outstanding)                             109,442,345          109,723,604

                                                           $110,245,020         $110,588,908


See accompanying notes to financial statements.
/TABLE

                      DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                                       STATEMENTS OF OPERATIONS

                              Three months ended March 31, 1996 and 1995



                                                                    1996                 1995
Interest income:

  Revenue bonds                                                  $2,060,779           $1,986,219
  Other                                                              34,048               29,072

                                                                  2,094,827            2,015,291

Expenses:

  General and administrative                                         94,216              169,777

Net income                                                       $2,000,611           $1,845,514

Net income allocated to:
  Limited partner                                                $1,960,599           $1,808,604
  General partner                                                    40,012               36,910
                                                                 $2,000,611           $1,845,514

Net income per Assigned Benefit Certificate                      $      .26           $      .24



See accompanying notes to financial statements.
/TABLE

                  DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                                STATEMENT OF PARTNERS' CAPITAL

                               Three months ended March 31, 1996



                                          Limited              General
                                          Partner              Partner          Total

Partners' capital (deficit)
  at December 31, 1995                    $110,346,295        $(622,691)       $109,723,604

Net income                                   1,960,599           40,012           2,000,611

Cash distributions                          (2,236,233)         (45,637)         (2,281,870)

Partners' capital (deficit)
  at March 31, 1996                       $110,070,661        $(628,316)       $109,442,345





See accompanying notes to financial statements.
/TABLE

                      DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                                       STATEMENTS OF CASH FLOWS

                              Three months ended March 31, 1996 and 1995


                                                                        1996                  1995
Cash flows from operating activities:
  Net income                                                        $ 2,000,611           $ 1,845,514
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Amortization                                                        197,649               197,134
    Amortization of deferred bond selection fee                          53,244                53,244
    Decrease (increase) in accrued interest receivable                   85,676              (416,900)
    Decrease in escrowed funds                                           87,211               101,487
    Decrease in accounts payable and other
       liabilities                                                      (62,629)               (5,392)

       Net cash provided by operating activities                      2,361,762             1,775,087

Cash flows from financing activities:
  Cash distributions                                                 (2,281,870)           (1,616,323)
  Decrease in other assets                                               19,354                 6,071

       Net cash used in financing activities                         (2,262,516)           (1,610,252)

Increase in cash and cash equivalents                                    99,246               164,835

Cash and cash equivalents at beginning
  of period                                                           5,255,586             3,736,746

Cash and cash equivalents at end
  of period                                                         $ 5,354,832           $ 3,901,581


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

These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995. Operating results of interim periods may not be indicative of the operating results for the entire year.

2.   Investment in Revenue Bonds

The Partnership recognized provisions for uncollectible interest of $254,970 and $225,518 for the three months ended March 31, 1996 and 1995, respectively, which amounts approximate accrued but unpaid interest on the Park at Landmark revenue bond in 1996 and 1995. These amounts are recorded as a reduction of interest income from revenue bonds.

3.   Related Party Transactions

An affiliate of the General Partner performs bond servicing and administrative functions, processes investor transactions and prepares tax information for the Partnership. For each of the three-month periods ended March 31, 1996 and 1995, the Partnership incurred approximately $129,000 for these services. As of March 31, 1996, the affiliate was owed approximately $15,800 for these services.

Another affiliate of the General Partner earned fees of $25,115 and $26,474 for the management of the Park at Landmark property during the three months ended March 31, 1996 and 1995, respectively. As of March 31, 1996, the affiliate was owed approximately $8,300 by the owner of Park at Landmark for these services.


4.   Cash Distributions

On May 10, 1996, the Partnership paid a cash distribution of $2,236,233 to the Investors ($0.30 per ABC) and $45,637 to the General Partner.

                                    TEMPO-LP, INC.

                                    BALANCE SHEETS






                                                         March 31,      December 31,
                                                           1996            1995


                                        ASSETS
Cash                                                        $  900          $  900

Investment in Partnership, at cost                             100             100

                                                            $1,000          $1,000




                                 STOCKHOLDER'S EQUITY


Common stock, $1 par value, 1,000 shares
  authorized and outstanding                                $1,000          $1,000








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

The Partnership has purchased ten series of revenue bonds, the proceeds of which funded the development of eight multi-family residential properties (the "Properties"). The Partnership's acquisition program has been completed. No additional investments are planned.

Cash flow generated by the Properties is the primary source of all payments due the Partnership under the terms of the revenue bonds, which are collateralized by the Properties.

The Partnership's business is indirectly affected by competition to the extent that the Properties may be subject to competition from neighboring properties.

Overall economic expansion has kept household formation relatively strong and has stimulated demand for apartments. Stabilized vacancies and rising rental rates have had a positive effect on operating income at many apartment properties. Improving market conditions for multifamily properties is leading to apartment construction in several cities of the midwest and southeast. Nationally, multifamily housing starts are at the highest level since 1990.

During the three months ended March 31, 1996, Partnership cash flow from operations exceeded distributions and other cash requirements. The Partnership increased the annual cash distribution rate from 5% to 6%, beginning with the cash distribution for the fourth quarter of 1995, which was paid in February 1996. The Partnership expects that for the remainder of 1996, it will need to draw upon its cash reserves, in addition to cash flow from operations, to fund cash distributions.

The payment status of each revenue bond during the three months ended March 31, 1996 is as follows:

Cash flow from the High Ridge Apartments, Township in Hampton Woods Apartments and Burlington Arboretum Apartments properties enabled their owners to pay debt service at effective interest rates of 8.58%, 12.88% and 7.39%, respectively. These payment rates exceeded the minimum interest required on the respective loans; the excess payments were applied to base interest. During the remainder of 1996, each of these properties is expected to operate at a modest cash flow surplus after payment of minimum debt service and, therefore, should be able to continue to pay a portion of base interest.

Cash flow from the Pine Club Apartments and Wildcreek Apartments properties enabled their owners to pay minimum debt service. Each property is expected to generate sufficient cash flow to fully pay minimum debt service during the remainder of 1996. The Partnership also expects to begin to receive a portion of base interest from Wildcreek in 1996.

During the three months ended March 31, 1996, the Fountain Head property, which is owned 50% each by the Partnership and Fountain Head Partners, an unaffiliated party, operated at a modest cash flow deficit, but the owner paid its required minimum debt service and real estate tax escrow in full. As of March 31, 1996, Fountain Head Partners has a remaining commitment to fund property operating deficits of approximately $26,500 secured by a letter of credit in favor of the Partnership. During the remainder of 1996, the Partnership and Fountain Head Partners expect to fund operating deficits; the Partnership's share of such fundings is not expected to be material.

Cash flow from the SunBrook property (which is partly owned by the Partnership) enabled its owner to pay minimum debt service during the three months ended March 31, 1996. Cash flow from the property is expected to be sufficient to fully pay minimum debt service for the remainder of 1996.

All of the cash flow generated by the Park at Landmark property (which is partly owned by the Partnership) is paid to the Partnership. During the three months ended March 31, 1996, the Partnership received $394,717 from the property; this amount was less than required minimum debt service by $254,970. Cash flow from the property is not expected to be sufficient to fully pay minimum debt service in the foreseeable future.

On May 10, 1996, the Partnership paid the first quarter cash distribution of $2,236,233 to the Investors ($0.30 per ABC) and $45,637 to the General Partner.

Except as discussed herein and in the financial statements, the General Partner is not aware of any trends or events, commitments or uncertainties that will have a material impact on liquidity.

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

Operations

Fluctuations in the Partnership's operating results for the three months ended March 31, 1996 compared to the three months ended March 31, 1995 are primarily attributable to the following:

The increase in interest income from revenue bonds was primarily due to $108,000 of interest received from the Township in Hampton Woods property pertaining to the settlement of its loan default.

The decrease in general and administrative expenses in 1996 compared to 1995 was primarily due to the absence of legal expenses incurred in the first quarter of 1995 with respect to the Fountain Head Apartments and Township in Hampton Woods investments.

A summary of the markets in which the Properties are located is as follows:

Burlington Arboretum Apartments, located in Burlington, MA, a suburb of Boston, is in a strong market with a current vacancy rate of 5%. Average occupancy during the first quarter was 99% and the owner was able to raise rental rates.

The Park at Landmark property, located in Alexandria, VA, operates in a market experiencing a vacancy rate of 10%. Competing apartment buildings are beginning to offer rental concessions to attract new tenants to offset the effect of low demand for multifamily units. The property expects to offer concessions on certain types of apartments. Average occupancy during the first quarter was 90%.

Pine Club Apartments, located in Orlando, Fl, operates in a market with a current vacancy rate of approximately 7%. The market has remained strong due to continued employment growth in Orlando's service industries. Average occupancy during the first quarter was 93%. Newly constructed apartments in this market are expected to compete directly with Pine Club Apartments; the impact of this competition is unknown at this time.

SunBrook Apartments, located in St. Charles County, MO, a suburb of St. Louis, consists primarily of furnished apartments and offers short-term leases. These apartments compete primarily with other furnished apartment units and extended-stay hotels. During the first quarter of 1996, the owner was able to raise rental rates slightly. Demand for this type of apartment increases in the spring and summer months and decreases in the fall and winter months. Average occupancy during the first quarter was 79%.

Wildcreek Apartments is located in Clarkston, GA, a suburb of Atlanta. The vacancy rate in this market, currently approximately 5%, has leveled off due to increased purchases of single-family homes by apartment tenants. Average occupancy during the first quarter was 97%. There is no new apartment construction in this sub-market although construction is ongoing in the surrounding Atlanta area.

The Township in Hampton Woods property, located in Hampton, VA, operates in a market which is primarily dependent on the defense industry. The market vacancy rate, currently approximately 5%, remains reasonably stable due to the maintenance of the military population in the area. Average occupancy during the first quarter was 93% and the owner was able to raise rental rates. New apartments under construction in the area may have an impact on the property in the future.

High Ridge Apartments, located in Albuquerque, NM, operates in a weakening market experiencing a current vacancy rate of 11%. Competing apartment buildings are beginning to offer rental concessions to attract new tenants to offset the effect of the affordability of single-family homes. Newly completed apartments in this market may also have an adverse effect on the property in the future. Average occupancy during the first quarter was 97%.

Fountain Head Apartments, located in Kansas City, MO, operates in a market which has a vacancy rate of 5%. Average occupancy during the first quarter was 97% and the owner was able to raise rental rates slightly. New apartment units are under construction, but they are not expected to adversely affect the property.

Inflation

Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

           (a)  Exhibits
                An exhibit index has been filed as part of this Report on Page E1.

           (b)  Reports on Form 8-K - none

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



                                   DEAN WITTER/COLDWELL BANKER
                                   TAX EXEMPT MORTGAGE FUND, L.P.



                                    By:  TEMPO-GP, INC.
                                         Managing General Partner


Date:  May 15, 1996                      By:   /s/E. Davisson Hardman, Jr.
                                               E. Davisson Hardman, Jr.
                                               President



Date:  May 15, 1996                      By:   /s/Lawrence Volpe
                                               Lawrence Volpe
                                               Controller
                                               (Principal Financial and
                                                Accounting Officer)



                                         TEMPO-LP, INC.


Date:  May 15, 1996                      By:   /s/E. Davisson Hardman, Jr.
                                               E. Davisson Hardman, Jr.
                                               President


Date:  May 15, 1996                      By:   /s/E. Davisson Hardman, Jr.
                                               Lawrence Volpe
                                               Controller
                                               (Principal Financial and
                                                Accounting Officer)

                                                                             Exhibit Index



                                        Quarter Ended March 31, 1996




Exhibit                                                                      Sequentially
  No.                           Description                                  Numbered Page
 27                      Financial Data Schedule


























                                                     E1