Form 10-K/A
period 1995-12-31
WITTER DEAN COLDWELL BANKER TAX EXEMPT MORTGAGE FUND LP
filed 1996-07-01
CIK 794449

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

         The Partnership has the right to require the issuers of the bonds to repurchase them within approximately twelve to fifteen years after completion of construction of the related properties. The Partnership anticipates holding the revenue bonds for approximately fourteen to seventeen years from inception; however, the Partnership may retain these bonds for a longer period of time if market conditions so warrant.

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

         As of March 18, 1996, there were 8,174 Investors.

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

         Repayments of revenue bond principal will generally be distributed 100% to the Investors. Payments of base and contingent interest (see
Note 4 to the financial statements in Item 8 below) on maturity or sale or refinancing of the bond will generally be distributed first; 98% to the Investors and 2% to the General Partner, until the Investors have received in the aggregate $20.00 per ABC plus distributions sufficient to provide an average cumulative noncompounded return of 9.5% per annum; and thereafter, 90% to the Investors and 10% to the General Partner.
During the years ended December 31, 1995 and December 31, 1994, the Partnership did not distribute any sale or refinancing proceeds.

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

         The sole shareholder of TEMPO L.P. Inc. was DWD.

ITEM 6.       SELECTED FINANCIAL DATA.

              The following sets forth a summary of the selected financial data for the Partnership:

                        Dean Witter/Coldwell Banker Tax Exempt Mortgage Fund, L.P.

                        Years ended December 31, 1995, 1994, 1993, 1992, and 1991
                                1995            1994             1993            1992            1991

Total interest
  revenues                    $8,850,629     $8,426,095      $7,566,890        $6,432,862      $5,830,989

Net income (loss)             $7,559,369     $6,846,233    $(11,269,051)1      $5,097,284      $5,388,560

Net income (loss) per ABC          $0.99          $0.90          $(1.48)            $0.67           $0.71

Cash distributions
  paid per ABC2                    $0.96          $0.85           $.925             $1.00           $1.05

Total assets at
  December 31               $116,437,154   $114,045,499    $109,894,827      $127,847,448    $130,572,629


1.         Includes a $17.3 million loss on impairment recorded for the Park at Landmark and
           Burlington Arboretum Apartments revenue bonds.  See Note 4 to the Financial
           Statements in Item 8.

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

              In connection with the review of the Partnership's financial statements by the SEC staff in 1996, the Partnership agreed that it would account for its investments in revenue bonds as investments in debt securities under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") effective January 1, 1994, and restated its 1995 and 1994 financial statements to reflect this change. Accordingly, effective January 1, 1994, investments in revenue bonds are classified and accounted for as available for sale debt securities. The Partnership does not intend to sell the revenue bonds but, because the Partnership has the right to, and expects to require the revenue bond issuers to repurchase the bonds prior to their maturity, SFAS 115 requires the Partnership to classify these investments as "available for sale," carried at estimated fair value, with unrealized gains and losses reported in a separate component of partners' capital. The cumulative effect of adopting this accounting was a decrease in partners' capital at January 1, 1994 of approximately $2,922,089 due to unrealized holding losses. At December 31, 1994, the net unrealized loss on revenue bonds was $547,972. At December 31, 1995, there were net unrealized gains on revenue bonds of $713,137. These unrealized gains and losses do not affect the cash flow generated from property operations, distributions to Investors, the characterization of the tax-exempt income stream or the financial obligations under the revenue bonds.

              Prior to 1994, the Partnership accounted for the investments in revenue bonds as loans collateralized by real estate, carried at cost less adjustments, if any. for other than-temporary impairments.

              The revenue bonds and the related mortgage loans and properties are described in Notes 4 and 5 to the financial statements in Item 8.
The payment status of each revenue bond is as follows:

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

              The decrease in equity in losses from property-owning investees in 1994 compared to 1993 was primarily due to lower depreciation charges at the Park at Landmark property resulting from the 1993 writedown of the property.

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

ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                 DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.
                                                   INDEX

(a) Financial Statements

Independent Auditors' Report                                                                 13
Schedules of Investments at December 31, 1995 and 1994                                    14-17
Balance Sheets at December 31, 1995 and 1994                                                 18
Statements of Operations for the years ended
  December 31, 1995, 1994 and 1993                                                           19
Statements of Partners' Capital for the years ended
  December 31, 1995, 1994 and 1993                                                           20
Statements of Cash Flows for the years ended
  December 31, 1995, 1994 and 1993                                                             21
Notes to Financial Statements                                                               22-35



                                              TEMPO-LP, INC.

Independent Auditors' Report                                                                   36
Balance Sheets at December 31, 1995 and 1994                                                   37
Note to Balance Sheets                                                                         38














All schedules other than those indicated above have been omitted because either the required information is not applicable or the information is shown in the financial statements or notes thereto.


Independent Auditors' Report





To The Partners of
  Dean Witter/Coldwell Banker Tax Exempt Mortgage Fund, L.P.:


We have audited the accompanying balance sheets, including schedules of revenue bonds, of Dean Witter/Coldwell Banker Tax Exempt Mortgage Fund, L.P. (the "Partnership") as of December 31, 1995 and 1994, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Dean Witter/Coldwell Banker Tax Exempt Mortgage Fund, L.P. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

As discussed in Note 2, the accompanying financial statements have been restated to account for the Partnership's investments in revenue bonds as debt securities.


                                           /s/Deloitte & Touche LLP
                                               DELOITTE & TOUCHE LLP



March 20, 1996 (June 27, 1996 as to Notes 2, 4 and 5)

                DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                                         SCHEDULE OF REVENUE BONDS

                                             December 31, 1995

                                                                                                   Fair
                                                   Percentage                                      Value
                                                  of Portfolio     Maturity                      (Note 2)

Burlington Arboretum Apartments
   City of Burlington, MA
   Housing Authority,
   Series 1987, MB, 9.00%                            21.8%         09/22/11                     23,666,449

   City of Burlington, MA
   Housing Authority, Series
   1989A, 9.00%                                        .5%         09/22/11                        503,533

                                                     22.3%                                      24,169,982
Park at Landmark
  City of Alexandria, VA
   MultiFamily Refunding
   Revenue Bond, Series
   1987A, 9.50%                                      16.9%         06/01/08                     18,384,424

Pine Club Apartments
   Orange County, FL
   Multifamily Housing Revenue
   Bond, Series 1988, 9.50%                          12.7%          9/01/12                     13,833,145

SunBrook Apartments
  County of St. Charles, MO
   Industrial Development
   Authority Revenue Bond,
   Series 1987, 9.25%                                14.2%         12/01/11                     15,465,596

















                              See accompanying notes to financial statements.
/TABLE

          DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                                             December 31, 1995

                                                                                                   Fair
                                                   Percentage                                      Value
                                                  of Portfolio     Maturity                       (Note 2)
Wildcreek Apartments
   City of Clarkston, GA
   Multifamily Housing
   Revenue Bond,
   Series 1987, 9.50%                                 10.3%        07/01/11                      11,232,011

Township at Hampton Woods
   Hampton, VA Redevelopment and
   Housing Authority Multifamily
   Mortgage Revenue Note,
   Series 1988, 12.00%                                 9.8%        11/01/09                      10,637,822

High Ridge Apartments
   State of New Mexico
   Mortgage Finance Authority
   Multifamily Housing
   Revenue Bond, Series
   1987A, 9.25%                                        6.9%        12/01/11                       7,440,190

  State of New Mexico
   Mortgage Finance
   Authority Multifamily
   Housing Revenue Bond,
   Series 1987B, 9.25%                                 2.3%        12/01/11                       2,513,575

                                                       9.2%                                       9,953,765

Fountain Head Apartments
   Kansas City, MO Industrial
   Development Authority
   Multifamily Housing
   Refunding Bond, Series
   1987, 9.25%                                         4.6%        12/01/08                       4,958,481

       Total revenue bonds                           100.0%                                    $108,635,226








                              See accompanying notes to financial statements.
/TABLE

          DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                                         SCHEDULE OF REVENUE BONDS

                                             December 31, 1994

                                                                                                   Fair
                                                   Percentage                                      Value
                                                  of Portfolio     Maturity                      (Note 2)
Burlington Arboretum Apartments
   City of Burlington, MA
   Housing Authority,
   Series 1987, MB, 9.00%                            22.9%         09/22/11                      24,604,585

   City of Burlington, MA
   Housing Authority, Series
   1989A, 9.00%                                        .5%         09/22/11                         523,493

                                                     23.4%                                       25,128,078

Park at Landmark
  City of Alexandria, VA
   MultiFamily Refunding
   Revenue Bond, Series
   1987A, 9.50%                                      16.9%         06/01/08                      18,167,816

Pine Club Apartments
   Orange County, FL
   Multifamily Housing Revenue
   Bond, Series 1988, 9.50%                          13.4%          9/01/12                      14,399,343

SunBrook Apartments
  County of St. Charles, MO
   Industrial Development
   Authority Revenue Bond,
   Series 1987, 9.25%                                12.4%         12/01/11                      13,365,792















                              See accompanying notes to financial statements.
/TABLE

                   DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                                             December 31, 1994

                                                                                                   Fair
                                                   Percentage                                      Value
                                                  of Portfolio     Maturity                       (Note 2)
Wildcreek Apartments
   City of Clarkston, GA
   Multifamily Housing
   Revenue Bond,
   Series 1987, 9.50%                                 10.5%        07/01/11                      11,233,516

Township at Hampton Woods
   Hampton, VA Redevelopment and
   Housing Authority Multifamily
   Mortgage Revenue Note,
   Series 1988, 12.00%                                 9.7%        11/01/09                      10,370,845

High Ridge Apartments
   State of New Mexico
   Mortgage Finance Authority
   Multifamily Housing
   Revenue Bond, Series
   1987A, 9.25%                                        6.8%        12/01/11                       7,259,320

  State of New Mexico
   Mortgage Finance
   Authority Multifamily
   Housing Revenue Bond,
   Series 1987B, 9.25%                                 2.3%        12/01/11                       2,452,470

                                                       9.1%                                       9,711,790

Fountain Head Apartments
   Kansas City, MO Industrial
   Development Authority
   Multifamily Housing
   Refunding Bond, Series
   1987, 9.25%                                         4.6%        12/01/08                       4,996,937

       Total revenue bonds                           100.0%                                    $107,374,117








                              See accompanying notes to financial statements
/TABLE

         DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                                              BALANCE SHEETS

                                        December 31, 1995 and 1994


                                                                          1995                   1994

                                   ASSETS
Cash and cash equivalents                                             $  5,255,586          $  3,736,746

Investment in revenue bonds (Notes 2 and 4)                            108,635,226           107,374,117

Deferred bond selection fees, net                                        1,261,006             1,473,98080

Escrowed funds                                                             741,613               727,644

Accrued interest receivable                                                543,723               733,012

                                                                      $116,437,154          $114,045,499



                         LIABILITIES AND PARTNERS' CAPITAL


Excess of equity in losses of property-owning
  investees over investments therein
  (Notes 2 and 5)                                                     $  5,135,109          $  4,150,698

Accounts payable and other liabilities                                     865,304               957,538

Partners' capital:
   Net unrealized gain (loss) on revenue bonds
     available for sale (Note 2)                                           713,137              (547,972)
   Assigned Benefit Certificates
     (7,454,110 ABCs outstanding)                                      109,723,604           109,485,235
   Total Partners' capital                                             110,436,741           108,937,263

                                                                      $116,437,154          $114,045,499





                              See accompanying notes to financial statements.

                   DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                                         STATEMENTS OF OPERATIONS

                               Years ended December 31, 1995, 1994 and 1993




                                                             1995                1994               1993
Interest income:
   Revenue bonds                                         $8,683,309        $  8,426,095        $ 7,491,957
   Short-term investments                                   167,320              63,673             74,933

                                                          8,850,629           8,489,768          7,566,890


Equity in losses of property-
  owning investees                                          926,852             907,886          1,135,497

Expenses:
   General and administrative                               364,408             735,649            355,047
   Provision for losses on investments                         -                   -            17,345,397

                                                            364,408             735,649         17,700,444

Net income (loss)                                        $7,559,369        $  6,846,233       $(11,269,051)


Net income (loss) allocated to:
   Limited partner                                       $7,408,182        $  6,709,308       $(11,043,670)
   General partner                                          151,187             136,925           (225,381)

                                                         $7,559,369        $  6,846,233       $(11,269,051)

Net income (loss) per Assigned
   Benefit Certificate                                   $      .99        $        .90       $      (1.48)







                              See accompanying notes to financial statements.
/TABLE

                               DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                                              STATEMENTS OF PARTNERS' CAPITAL

                               Years ended December 31, 1995, 1994 and 1993



                                                                                    Net
                                                                                Unrealized
                                                                               Gain (Loss)
                                       Limited                General           on Revenue
                                       Partner                Partner             Bonds                 Total


Partners' capital (deficit) at
  December 31, 1992                 $127,678,100            $  (268,983)                            $127,409,117

Net loss                             (11,043,670)              (225,381)                             (11,269,051)

Cash distributions                    (6,895,050)              (140,714)                              (7,035,764)

Partners' capital (deficit) at
  December 31, 1993                  109,739,380               (635,078)                             109,104,302

Cumulative effect through
  January 1, 1994 of
  accounting change (Note 2)                                                    $(2,922,089)          (2,922,089)

Net income                             6,709,308                136,925                                6,846,233

Cash distributions                    (6,335,994)              (129,306)                              (6,465,300)

Net change in fair value of
  revenue bonds available
  for sale                                                                        2,374,117            2,374,117

Partners' capital (deficit) at
  December 31, 1994                  110,112,694               (627,459)           (547,972)         108,937,263

Net income                             7,408,182                151,187                                7,559,369

Cash distributions                    (7,174,581)              (146,419)                              (7,321,000)

Net change in fair value of
  revenue bonds available
  for sale                                                                        1,261,109            1,261,109

Partners' capital (deficit) at
  December 31, 1995                 $110,346,295            $  (622,691)      $     713,137         $110,436,741





                         See accompanying notes to financial statements.
/TABLE

        DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                                         STATEMENTS OF CASH FLOWS

                               Years ended December 31, 1995, 1994 and 1993



                                                                  1995            1994            1993
Cash flows from operating activities:
   Net income (loss)                                         $ 7,559,369      $ 6,846,233     $(11,269,051)
   Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
     Equity in losses of property-owning
      investees                                                  926,852          907,886        1,135,497
     Amortization of deferred bond selection fee                 212,974          212,974          212,974
     Decrease (increase) in accrued interest
        receivable                                               189,289         (199,655)             179
     Increase in escrowed funds                                  (13,969)        (129,796)        (398,269)
     (Decrease) increase in accounts payable
        and other liabilities                                    (92,234)         167,013          352,194
     Writedown of investments                                       -                -          17,345,397

         Net cash provided by operating activities             8,782,281        7,804,655        7,378,921


Cash flows provided by (used in) investing activities:
   Investment in property-owning investees                        57,559         (388,047)        (474,346)


Cash flows from financing activities:
   Cash distributions                                         (7,321,000)      (6,465,300)      (7,035,764)
   Other assets                                                     -             168,750         (168,750)

         Net cash used in financing activities                (7,321,000)      (6,296,550)      (7,204,514)

Increase (decrease) in cash and cash equivalents               1,518,840        1,120,058         (299,939)

Cash and cash equivalents at beginning
   of year                                                     3,736,746        2,616,688        2,916,627

Cash and cash equivalents at end of year                     $ 5,255,586      $ 3,736,746      $ 2,616,688

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

     In connection with the review of the Partnership's financial statements by the SEC staff in 1996, the Partnership agreed that it would account for its investments in revenue bonds as investments in debt securities under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") effective January 1, 1994, and restated its 1995 and 1994 financial statements to reflect this change. Accordingly, effective January 1, 1994, investments in revenue bonds are classified and accounted for as available for sale debt securities. The Partnership does not intend to sell the revenue bonds but, because the Partnership has the right to, and expects to
                   DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                                  NOTES TO FINANCIAL STATEMENTS

     require the revenue bond issuers to repurchase the bonds prior to their maturity, SFAS 115 requires the Partnership to classify these investments as "available for sale," carried at estimated fair value, with unrealized gains and losses reported in a separate component of partners' capital. The cumulative effect of adopting this accounting was a decrease in partners' capital at January 1, 1994 of approximately $2,922,089 due to unrealized holding losses. At December 31, 1994, the net cumulative unrealized loss on revenue bonds was $547,972. At December 31, 1995, there were cumulative net unrealized gains on revenue bonds of $713,137. These unrealized gains and losses do not affect the cash flow generated from property operations, distributions to Investors, the characterization of the tax-exempt income stream or the financial obligations under the revenue bonds.

     Prior to 1994, the Partnership accounted for the investments in revenue bonds as loans collateralized by real estate, carried at cost less adjustments, if any. for other than-temporary impairments.

     The Partnership periodically evaluates each revenue bond to determine whether a decline in fair value below the bond's cost basis is other-than-temporary. Such a decline is considered to be other-than-temporary if, based on current information and events, it is probable that the Partnership will be unable to collect all amounts due according to the existing contractual terms of the bonds. If a decline is judged to be other-than-temporary, the cost basis of the bond is written down to its estimated fair value, with the amount of the write-down accounted for as a realized loss.

     Because the revenue bonds are not readily marketable, the Partnership estimates the fair value of each bond as the present value of its expected cash flows using a rate of interest for similar investments. The process of determining the fair value of the revenue bonds is based upon projections of future economic events affecting the real estate collateralizing the bonds such as property occupancy rates, rental rates, operating cost inflation, market capitalization rates, and upon market interest rates; therefore, amounts ultimately collected from the revenue bonds may differ materially from their carrying values. The cash flows used in this process are based on good faith estimates and assumptions developed by the Managing General Partner. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore, actual results may vary from the estimates and the variance may be material.

     The Partnership acquired ownership interests in certain properties collateralizing the bonds because the owners of such properties defaulted on the bonds. These interests are accounted for on the equity method. At the date of acquisition of these ownership
                   DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                                  NOTES TO FINANCIAL STATEMENTS

     interests, the Partnership adjusted the carrying value of the related revenue bonds to the estimated fair value of the property if such amount was lower than the book value of the bonds. See Note 5.

     Cash and cash equivalents are carried at cost which approximates market and consist of cash and highly liquid investments with maturities, when purchased, of three months or less.

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

     The accounting policies used for tax reporting purposes differ from those used for financial reporting as follows: (a) the Partnership's initial offering costs are capitalized, (b) its unrealized gains and losses to adjust revenue bonds to fair value, losses on other-than-temporary impairment and provisions for uncollectible interest will not be recognized until realized and (c) the equity method is not used to account for the Partnership's investments in property-owning entities. The tax basis of the Partnership's assets and liabilities is approximately $45,723,000 higher than the amounts reported for financial statement purposes,

     Certain amounts relating to the Partnership's investment in property-owning entities, which were previously netted against certain investments, have been reclassified as part of the restatement of the financial statments.

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

At December 31, 1995, the Partnership's portfolio of revenue bonds consisted of the following:



                                                             Par            - Interest Rate -
                                                             Value         Minimum      Base
        Revenue Bond        Location of Property             ($000)         Rate        Rate
      Burlington
        Arboretum           Burlington, MA                    $29,326       5.35%       9.00%

      Park at Landmark      Alexandria, VA                     34,650       7.50        9.50

      Pine Club
        Apartments          Orlando, FL                        13,750       7.50        9.50

      SunBrook
        Apartments          St. Charles County, MO             16,330       7.25        9.25

      Wildcreek
        Apartments          Clarkston, GA                      11,000       7.50        9.50

      The Township
        in Hampton
        Woods               Hampton, VA                        10,800       8.50       12.00

      High Ridge
        Apartments          Albuquerque, NM                     9,900       7.25        9.25

      Fountain Head
        Apartments          Kansas City, MO                     4,900       7.25        9.25

                                                             $130,656

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

The Partnership has the right to require the issuers of the bonds to repurchase them within approximately twelve to fifteen years after completion of construction of the related properties. The Partnership anticipates holding the revenue bonds for approximately fourteen to seventeen years from inception; however, the Partnership may retain these bonds for a longer period of time if market conditions so warrant.

The issuers of the bonds also have the right to prepay the bonds approximately eight to ten years after their issuance.

Net unrealized gain (loss) on revenue bonds consists of gross unrealized gains and losses of $3,152,980 and $2,439,843, respectively, at December 31, 1995 and $2,563,666 and $3,111,638, respectively, at December 31,
1994.

As more fully described below, in 1993 the Partnership took writedowns totaling approximately $17.3 million against the Park at Landmark and Burlington Arboretum revenue bonds. No further writedowns were required through December 31, 1995.




Park at Landmark

The Partnership recorded provisions for uncollectible interest of $773,447, $1,074,591 and $1,808,589 in 1995, 1994 and 1993, respectively, which amounts approximate accrued but unpaid interest on the revenue bond. These amounts are recorded as a reduction of interest income from revenue bonds.

In 1993, Landmark Acquisition Corp., the entity which owns the Park at Landmark property, determined that it was unlikely that property cash flows would be sufficient to enable it to recover its investment and, therefore, reduced the carrying value of the property to $17.4 million, its estimated fair value at December 31, 1993, and recorded a loss. The Partnership determined that its investment was similarly impaired and, accordingly, recorded a loss of $12,018,897, to reduce the carrying value of the revenue bond to the estimated fair value of the property.

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

In 1990, the Partnership acquired an interest in Landmark Acquisition Corp. See Note 5.

SunBrook Apartments

In 1995 and 1993, the Partnership recorded provisions for uncollectible interest of $40,214 and $350,290, respectively. In 1994, the Partnership received approximately $42,000 more than required minimum debt service, which was applied to reduce reserves previously taken.


Summarized financial information for DWR SB Partnership ("DWR SB"), the entity which owns the Sunbrook property, is as follows (in thousands):

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

In 1992, the Partnership acquired an interest in DWR SB.  See Note 5.

Burlington Arboretum Apartments

Burlington Arboretum Apartments, consisting of land and 312 apartments in 16 buildings, is owned by Burlington Arboretum Limited Partnership (the "Owner"). Because the Owner did not pay minimum interest in full in 1991 and 1992, the Partnership drew down a total of $633,000 through April 1993 from the letter of credit opened by the Owner as security. In 1993, the Owner paid required minimum debt service.


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

In 1993, the Partnership determined that its investment in the revenue bond was impaired and, accordingly, recognized a loss of $5,326,500 to reduce the carrying value of the investment to $24,000,000, the estimated fair value of the property at December 31, 1993.

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

5.   Investments in Property-Owning Investees

  Park at Landmark

  As a result of a default by the owner of the Park at Landmark property, in 1990, the Partnership and an affiliate of the General Partner each acquired a 50% ownership interest in Landmark Acquisition Corp. The Partnership also drew $1,000,000 against the letter of credit which the borrower had provided as additional security, and applied the funds against the principal of the bond. The Partnership receives all of the cash flow from the property, which consists of land and 396 apartments in two high-rise buildings.

  The Partnership includes in its equity in losses of property-owning investees 100% of Landmark Acquisiton Corp's. operating results because substantially all of the cash flow and other economic benefits (if any) from this entity are expected to accrue to the Partnership.

  SunBrook Apartments

  SunBrook Apartments was acquired by DWR SB, a partnership owned 50% by the Partnership and 50% by an affiliate of the General Partner, as part of a bankruptcy settlement in May 1992. The Partnership receives all of the cash flow from the property, which consists of land and 476 apartments in 30 buildings.

  The Partnership includes in its equity in losses of property-owning investees 100% of DWR SB's operating results because substantially all of the cash flow and other economic benefits (if any) from this entity are expected to accrue to the Partnership.


  Fountain Head Apartments

  Fountain Head Apartments, consisting of land and 112 apartments in eight buildings, are owned by Fountain Head Acquisition Corp., which is owned 50% each by the Partnership and Fountain Head Partners, an unaffiliated party. The Partnership accounts for its investment on the equity method.

  Pursuant to an agreement among the owners, through December 31, 1995, the Partnership had advanced $75,000 and Fountain Head Partners had advanced $50,000 to Fountain Head Acquisition Corp to fund debt service deficiencies. As of December 31, 1995, Fountain Head Partners is obligated to fund an additional $26,500 of deficiencies, if necessary.

  Fountain Head Partners did not pay its share of certain necessary building improvement costs totalling $271,000 in 1994; the Partnership paid these costs. The Partnership and Fountain Head Partners had an arbitration hearing in which the Partnership sought 50% reimbursement from Fountain Head Partners; the arbitrators denied the Partnership's request for immediate reimbursement, but permitted the Partnership to recover approximately $85,000 of the total cost of the improvements from the property's replacement reserve, and the remainder from the cash flow from the property before any distributions are paid to the owners.

6.  Related Party Transactions

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

7.   Cash Distribution

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

         Certain affiliates of the General Partner were paid certain fees and reimbursed for certain expenses. Information concerning such fees and reimbursements is contained in Note 6 to the financial statements in
Item 8 above.

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

           The General Partner and its affiliates were paid certain fees and reimbursed for certain expenses. Information concerning such fees and reimbursements is contained in Note 6 to the financial statements in Item
8 above. The Partnership believes that the payment of fees and the reimbursement of expenses to the General Partner and its affiliates are on terms as favorable as would be obtained from unrelated third parties.

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

DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

By:    TEMPO-GP, Inc.
       Managing General Partner


By:    /s/E. Davisson Hardman, Jr.                      Date: June 28, 1996
       E. Davisson Hardman, Jr.
       President


By:    /s/Lawrence Volpe                                Date: June 28, 1996
       Lawrence Volpe
       Controller
       (Principal Financial and Accounting Officer)

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

TEMPO-GP, Inc.
Managing General Partner


/s/William B. Smith                                    Date: June 28, 1996
William B. Smith
Chairman of the Board of Directors


/s/E. Davisson Hardman, Jr.                            Date: June 28, 1996
E. Davisson Hardman, Jr.
Director


/s/Lawrence Volpe                                      Date: June 28, 1996
Lawrence Volpe
Director


/s/Ronald T. Carman                                    Date: June 28, 1996
Ronald T. Carman
Director

                                          SIGNATURES



       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



By:    TEMPO-LP, Inc.


By:    /s/E. Davisson Hardman, Jr.                     Date: June 28, 1996
       E. Davisson Hardman, Jr.
       President


By:    /s/Lawrence Volpe                               Date: June 28, 1996
       Lawrence Volpe
       Controller
       (Principal Financial and Accounting Officer)

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

TEMPO-LP, Inc.


/s/William B. Smith                                    Date: June 28, 1996
William B. Smith
Chairman of the Board of Directors


/s/E. Davisson Hardman, Jr.                           Date:  June 28, 1996
E. Davisson Hardman, Jr.
Director


/s/Lawrence Volpe                                     Date: June 28, 1996
Lawrence Volpe
Director


/s/Ronald T. Carman                                   Date: June 28, 1996
Ronald T. Carman
Director

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



/TABLE

Exhibit Index for Dean Witter/Coldwell Banker Realty Tax Exempt Mortgage Fund, L.P.
                 Exhibit                         Description                                                       Sequential
                   No.                                                                                               Page    No.
                 ________                        ____________                                             __________
(3)(a) (i)*      Certificate of Incorporation of TEMPO-LP, Inc. Incorporated by
                 reference to Exhibit 3(a) to Registrants' Registration
                 Statement, No 33-6216, filed on June 4, 1986.

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

(10)(d)* Mortgage bond, dated December 16, 1987, with respect to SunBrook Apartments. Incorporated by reference to Exhibit 10
                 (a) in Registrants' Report on Form 8-K,Commission File No. 0-
                 15764, dated December 16, 1987.

(10)(e)* Mortgage bond, dated December 21, 1987, with respect to Highridge Apartments. Incorporated by reference to Exhibit 10
                 (a) in Registrants' Report on Form 8-K,Commission File No. 0-
                 15764, dated December 21, 1987.

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








*incorporated by reference


