Form 10-Q
period 1996-06-30
WITTER DEAN COLDWELL BANKER TAX EXEMPT MORTGAGE FUND LP
filed 1996-08-14
CIK 794449

UNITED STATES
                               SECURITIES AND EXCHANGE COMMISSION
                                     Washington, D.C.  20549

                                            FORM 10-Q

[ X ]                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                               THE SECURITIES EXCHANGE ACT OF 1934
                               For the period ended June 30, 1996

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

                 Yes      X         No
                                          Page 1 of 15
PAGE

                                 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements



                   DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                                         BALANCE SHEETS


                                                                 June 30,          December 31,
                                                                  1996                 1995
                                             ASSETS
Cash and cash equivalents                                    $  5,146,032          $  5,255,586

Investments in revenue bonds
  available for sale                                          107,555,642           108,635,226

Deferred bond selection fee, net                                1,154,519             1,261,006

Escrowed funds                                                    791,494               741,613

Accrued interest receivable                                       675,970               543,723

                                                             $115,323,657          $116,437,154



                                LIABILITIES AND PARTNERS' CAPITAL

Excess of equity in losses of
  property-owning investees over
  investments therein                                        $  5,670,379          $  5,135,109

Accounts payable and other liabilities                            917,146               865,304
                                                                6,587,525             6,000,413

Partners' capital:
 Net unrealized gain (loss) on
   revenue bonds available for sale                              (366,447)              713,137
  Assigned Benefit Certificates
   (7,454,110 ABCs outstanding)                               109,102,579           109,723,604
 Total Partners' capital                                      108,736,132           110,436,741

                                                             $115,323,657          $116,437,154

                         See accompanying notes to financial statements.
/TABLE

                   DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                                    STATEMENTS OF OPERATIONS

                        Three and six months ended June 30, 1996 and 1995



                                                 Three months ended           Six months ended
                                                     June 30,                      June 30,
                                                 1996          1995          1996          1995
Interest income:
  Revenue bonds                               $2,310,451   $2,202,606     $4,603,233   $4,419,150
  Short-term investments                          43,468       38,221         77,516       67,293
                                               2,353,919    2,240,827      4,680,749    4,486,443
Equity in losses of property-
  owning investees                               318,267      231,489        550,270      461,814

Expenses:
  General and administrative                      93,548       82,624        187,764      252,401

Net income                                    $1,942,104   $1,926,714     $3,942,715   $3,772,228

Net income allocated to:
  Limited Partner                             $1,903,262   $1,888,180     $3,863,861   $3,696,783
  General Partner                                 38,842       38,534         78,854       75,445
                                              $1,942,104   $1,926,714     $3,942,715   $3,772,228


Net income per Assigned Benefit Certificate   $      .26   $      .26     $      .52    $     .50












                         See accompanying notes to financial statements.


                           DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                                         STATEMENT OF PARTNERS' CAPITAL

                                         Six months ended June 30, 1996

                                                                            Net
                                                                        Unrealized
                                                                       Gain (Loss)
                                   Limited              General         on Revenue
                                   Partner              Partner           Bonds                Total
Partners' capital (deficit) at
  December 31, 1995             $110,346,295          $  (622,691)      $   713,137        $110,436,741

Net income                         3,863,861               78,854                             3,942,715

Cash distributions                (4,472,465)             (91,275)                           (4,563,740)

Net change in fair value of
  revenue bonds available
  for sale                                 -                    -        (1,079,584)         (1,079,584)

Partners' capital (deficit) at
  June 30, 1996                  $109,737,691          $  (635,112)      $  (366,447)       $108,736,132






















                                 See accompanying notes to financial statements.
/TABLE

                        DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                                         STATEMENTS OF CASH FLOWS

                                  Six months ended June 30, 1996 and 1995

                                                                           1996                   1995
Cash flows from operating activities:
   Net income                                                          $ 3,942,715            $ 3,772,228
   Adjustments to reconcile net income to
   net cash provided by operating activities:
     Equity in losses of property-owning investees                         550,270                461,814
     Amortization of deferred bond selection fee                           106,487                106,487
     (Increase) decrease in accrued interest receivable                   (132,247)               274,948
     (Increase) decrease in escrowed funds                                 (49,881)                15,325
     Decrease (increase) in accounts payable and other
        liabilities                                                         51,842                (15,513)

        Net cash provided by operating activities                        4,469,186              4,615,289

Cash flows (used in) provided by investing activities:
   Investment in property-owning investees                                 (15,000)                57,740

Cash flows used in financing activities:
   Cash distributions                                                   (4,563,740)            (3,517,882)

(Decrease) increase in cash and cash equivalents                          (109,554)             1,155,147

Cash and cash equivalents at beginning
   of period                                                             5,255,586              3,736,746

Cash and cash equivalents at end
   of period                                                           $ 5,146,032            $ 4,891,893





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

These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Partnership's annual report on Form 10-K/A filed with the Securities and Exchange Commission for the year ended December 31, 1995. Operating results of interim periods may not be indicative of the operating results for the entire year.

Certain 1995 amounts have been reclassified to conform to 1996 presentation.

2.   Investment in Revenue Bonds

The Partnership recognized provisions for uncollectible interest of $431,654 and $480,679 for the six months ended June 30, 1996 and 1995, respectively, which amounts approximate accrued but unpaid interest on the Park at Landmark revenue bond in 1996 and 1995. These amounts are recorded as a reduction of interest income from revenue bonds.

Because the revenue bonds are not readily marketable, the Partnership estimates the fair value of each bond as the present value of its expected cash flows using a rate of interest for similar investments.
The process of determining the fair value of the revenue bonds is based upon projections of future economic events affecting the real estate collateralizing the bonds such as property occupancy rates, rental rates, operating cost inflation, market capitalization rates, and upon market interest rates; therefore, amounts ultimately collected from the revenue bonds may differ materially from their carrying values. The cash flows used in this process are based on good faith estimates and assumptions developed by the Managing General Partner. Unanticipated events and
               DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                             NOTES TO FINANCIAL STATEMENTS

circumstances may occur and some assumptions may not materialize;
therefore, actual results may vary from the estimates and the variance may be material.

The amortized cost basis of the revenue bonds is $107,922,089 at June 30, 1996 and December 31, 1995. Net unrealized gain (loss) on revenue bonds consists of gross unrealized gains and losses of $4,246,247 and $4,612,694, respectively, at June 30, 1996 and $3,152,980 and $2,439,843,
respectively, at December 31, 1995.

3.   Related Party Transactions

An affiliate of the General Partner performs bond servicing and administrative functions, processes investor transactions and prepares tax information for the Partnership. For each of the six-month periods ended June 30, 1996 and 1995, the Partnership incurred approximately $258,000 for these services. As of June 30, 1996, the affiliate was owed approximately $15,800 for these services.

Another affiliate of the General Partner earned fees of $50,058 and $53,071 for the management of the Park at Landmark property during the six months ended June 30, 1996 and 1995, respectively. As of June 30, 1996, the affiliate was owed approximately $8,700 by the owner of Park at Landmark for these services.

4.   Cash Distributions

On August 12, 1996, the Partnership paid a cash distribution of $2,236,233 to the Investors ($0.30 per ABC) and $45,637 to the General Partner.

                                     TEMPO-LP, INC.

                                     BALANCE SHEETS


                                                            June 30,       December 31,
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





















                                 See accompanying note.
/TABLE

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

Performance at apartment properties was strong during the second quarter but has slowed from the fourth quarter of 1995. Favorable returns at quality residential properties have supported continued development of apartment properties. The expansion was evident in areas of the southeast, southwest and midwest. As new apartments are completed, concessions are being offered, especially during the initial leasing of the newly developed projects. Therefore, rental revenue growth and income returns at many apartment properties, including those securing the Partnership's mortgage loans, may be negatively affected, at least in the short-term.

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

Based on an assessment of the projected cash flow from operations of the Partnership's properties and anticipated future cash needs, the Partnership has determined that it can distribute a portion of its existing cash reserves. Accordingly, the Partnership increased the annual cash distribution rate from 5% to 6%, beginning with the cash distribution for the fourth quarter of 1995, which was paid in February 1996.

The payment status of each revenue bond during the six months ended June 30, 1996 is as follows:

Cash flow from the High Ridge Apartments, Township in Hampton Woods Apartments, Wildcreek Apartments and Burlington Arboretum Apartments properties enabled their owners to pay debt service at effective interest rates of 8.64%, 11.05%, 7.69% and 7.58%, respectively. These payment rates exceeded the minimum interest required on the respective loans; the excess payments were applied to base interest. During the remainder of 1996, each of these properties is expected to operate at a modest cash flow surplus after payment of minimum debt service and, therefore, should be able to continue to pay a portion of base interest.

Cash flow from the Pine Club Apartments enabled their owner to pay minimum debt service. The property is expected to generate sufficient cash flow to fully pay minimum debt service during the remainder of 1996.

During the six months ended June 30, 1996, the Fountain Head property, which is owned 50% each by the Partnership and Fountain Head Partners, an unaffiliated party, operated at a modest cash flow deficit, but the owner paid its required minimum debt service and real estate tax escrow in full. As of June 30, 1996, Fountain Head Partners has a remaining commitment to fund property operating deficits of approximately $26,500 secured by a letter of credit in favor of the Partnership. During the remainder of 1996, the Partnership and Fountain Head Partners will be required to fund operating deficits; the Partnership's share of such fundings is not expected to be material.

Cash flow from the SunBrook property (which is partly owned by the Partnership) enabled its owner to pay minimum debt service during the six months ended June 30, 1996. Cash flow from the property is expected to be sufficient to fully pay minimum debt service for the remainder of 1996.

All of the cash flow generated by the Park at Landmark property (which is partly owned by the Partnership) is paid to the Partnership. During the six months ended June 30, 1996, the Partnership received $867,721 from the property; this amount was less than required minimum debt service by $431,654. Cash flow from the property is not expected to be sufficient to fully pay minimum debt service in the foreseeable future. On August 12, 1996, the Partnership paid the second quarter cash distribution of $2,236,233 to the Investors ($0.30 per ABC) and $45,637 to the General Partner.

Except as discussed herein and in the financial statements, the General Partner is not aware of any trends or events, commitments or uncertainties that will have a material impact on liquidity.

In June 1996, the Internal Revenue Service published final regulations with respect to the modification of debt instruments. These regulations, which have an effective date of September 24, 1996, limit the type and extent of direct, indirect and implied modifications that can be made by a bond holder with respect to the terms of the revenue bonds without adversely affecting the tax-exempt status of the revenue bonds. The Partnership is in the process of determining what actions, if any, should be taken with respect to certain of the revenue bonds held by the Partnership which may be subject to the provisions of these regulations.

Operations

Fluctuations in the Partnership's operating results for the six- and three-month periods ended June 30, 1996 compared to 1995 are primarily attributable to the following:

Interest income from revenue bonds increased primarily because $108,000 of interest was received in the first quarter of 1996 from the Township in Hampton Woods property pertaining to the settlement of its loan default and approximately $78,000 more interest from the Park at Landmark property in the second quarter.

General and administrative expenses decreased in the six months ended June 30, 1996 compared to 1995 primarily due to the absence of legal expenses incurred in the first quarter of 1995 with respect to the Fountain Head Apartments and Township in Hampton Woods investments.

A summary of the markets in which the Properties are located is as follows:

Burlington Arboretum Apartments, located in Burlington, MA, a suburb of Boston, is in a strong market with a current vacancy rate of 5%. Job growth from a rebound in the biomedical and high technology industries in this market provided steady demand for apartments. Average occupancy during the second quarter remained at 99% and the owner was able to raise rental rates.

The Park at Landmark property, located in Alexandria, VA, is in a market experiencing a vacancy rate of 10%. The property has recently matched the levels of rental concessions made by competing apartment buildings to attract new tenants to offset the effect of low demand for multifamily units. This action has increased average occupancy from 90% to 92% in the second quarter.

Pine Club Apartments, located in Orlando, Fl, is in a market with a current vacancy rate of approximately 7%. The market has remained strong due to continued employment growth in Orlando's service industries. Average occupancy during the second quarter remained at 93% despite the opening of a competing apartment complex in this market.

SunBrook Apartments, located in St. Charles County, MO, a suburb of St. Louis, consists primarily of furnished apartments and offers short-term leases. These apartments have little direct competition; they compete primarily with other furnished apartment units and extended-stay hotels. During the first and second quarters of 1996, the owner was able to raise rental rates. Demand for this type of apartment increases in the spring and summer months and decreases in the fall and winter months. Average occupancy during the second quarter increased from 79% to 84%.

Wildcreek Apartments is located in Clarkston, GA, a suburb of Atlanta. The vacancy rate in this market, currently approximately 5%, has leveled off due to increased purchases of single-family homes by apartment tenants. Average occupancy during the second quarter remained at 97%. There is no new apartment construction in this sub-market; new apartments in the surrounding Atlanta area do not directly compete with the property.

The Township in Hampton Woods property, located in Hampton, VA, is in a market which is primarily dependent on the defense industry. The market vacancy rate, currently approximately 8%, remains reasonably stable due to the maintenance of the military population in the area. Average occupancy during the second quarter decreased slightly from 93% to 92% and the owner was able to raise rental rates. New apartments under construction in the area may have an impact on the property when complete.

High Ridge Apartments, located in Albuquerque, NM, is in a market experiencing a current vacancy rate of 7%. Competing apartment buildings are offering rental concessions to attract new tenants to offset the effect of the affordability of single-family homes. Newly completed apartments in this market may also have an adverse effect on the property in the future. Average occupancy during the second quarter remained at 97%.

Fountain Head Apartments, located in Kansas City, MO, is in a market which has a vacancy rate of 5%. Average occupancy during the second quarter remained at 97% and the owner was able to raise rental rates slightly. New apartment units are under construction, but they are not expected to adversely affect the property.

Inflation

Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibits

                An exhibit index has been filed as part of this Report on Page E1.

          (b)   Reports on Form 8-K - none.

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



                                    DEAN WITTER/COLDWELL BANKER
                                    TAX EXEMPT MORTGAGE FUND, L.P.



                                     By:  TEMPO-GP, INC.
                                          Managing General Partner


Date:  August 14, 1996                    By:   /s/ E. Davisson Hardman, Jr.
                                                E. Davisson Hardman, Jr.
                                                President



Date:  August 14, 1996                    By:   /s/ Lawrence Volpe
                                                Lawrence Volpe
                                                Controller
                                                (Principal Financial and
                                                 Accounting Officer)



                                          TEMPO-LP, INC.


Date:  August 14, 1996                    By:   /s/ E. Davisson Hardman, Jr.
                                                E. Davisson Hardman, Jr.
                                                President


Date:  August 14, 1996                    By:   /s/ Lawrence Volpe
                                                Lawrence Volpe
                                                Controller
                                                (Principal Financial and
                                                 Accounting Officer)

                                                Exhibit Index

                                           Quarter Ended June 30, 1996




Exhibit                                                    Sequentially
  No.                             Description             Numbered Page

 27                        Financial Data Schedule


































                                                       E1