Form 10-Q
period 1996-09-30
WITTER DEAN COLDWELL BANKER TAX EXEMPT MORTGAGE FUND LP
filed 1996-11-14
CIK 794449

UNITED STATES
                               SECURITIES AND EXCHANGE COMMISSION
                                     Washington, D.C.  20549

                                            FORM 10-Q

[ X ]                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                               THE SECURITIES EXCHANGE ACT OF 1934
                             For the period ended September 30, 1996

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

                 Yes      X         No

                                 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                   DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                                         BALANCE SHEETS


                                                             September 30,         December 31,
                                                                  1996                 1995
                                             ASSETS
Cash and cash equivalents                                    $  5,399,390          $  5,255,586

Investments in revenue bonds
  available for sale                                          107,827,228           108,635,226

Deferred bond selection fee, net                                1,101,275             1,261,006

Escrowed funds                                                    877,095               741,613

Accrued interest receivable                                       456,814               543,723

                                                             $115,661,802          $116,437,154



                                LIABILITIES AND PARTNERS' CAPITAL

Excess of equity in losses of
  property-owning investees over
  investments therein                                        $  5,720,472          $  5,135,109

Accounts payable and other liabilities                          1,097,041               865,304
                                                                6,817,513             6,000,413

Partners' capital:
 Net unrealized gain (loss) on
   revenue bonds available for sale                               (94,861)              713,137
  Assigned Benefit Certificates
   (7,454,110 ABCs outstanding)                               108,939,150           109,723,604
 Total Partners' capital                                      108,844,289           110,436,741

                                                             $115,661,802          $116,437,154


                         See accompanying notes to financial statements.
/TABLE

                   DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                                    STATEMENTS OF OPERATIONS

                     Three and nine months ended September 30, 1996 and 1995






                                                 Three months ended          Nine months ended
                                                    September 30,               September 30,
                                                 1996          1995          1996          1995
Interest income:
  Revenue bonds                               $2,215,666   $2,048,130     $6,818,899   $6,467,280
  Short-term investments                          38,858       47,553        116,374      114,846
                                               2,254,524    2,095,683      6,935,273    6,582,126
Equity in losses of property-
  owning investees                                50,093      231,489        600,363      693,303

Expenses:
  General and administrative                      85,990       46,342        273,754      298,743

Net income                                    $2,118,441   $1,817,852     $6,061,156   $5,590,080

Net income allocated to:
  Limited Partner                             $2,076,072   $1,781,495     $5,939,933   $5,478,278
  General Partner                                 42,369       36,357        121,223      111,802
                                              $2,118,441   $1,817,852     $6,061,156   $5,590,080


Net income per Assigned Benefit Certificate   $      .28   $      .24     $      .80    $     .73












                         See accompanying notes to financial statements.
/TABLE

                           DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                                         STATEMENT OF PARTNERS' CAPITAL

                                      Nine months ended September 30, 1996
                                                                            Net
                                                                        Unrealized
                                                                       Gain (Loss)
                                   Limited              General         on Revenue
                                   Partner              Partner           Bonds                Total


Partners' capital (deficit) at
  December 31, 1995             $110,346,295          $  (622,691)      $  713,137         $110,436,741

Net income                         5,939,933              121,223                             6,061,156

Cash distributions                (6,708,698)            (136,912)                           (6,845,610)

Net change in fair value of
  revenue bonds available
  for sale                             -                    -             (807,998)            (807,998)

Partners' capital (deficit) at
  September 30, 1996            $109,577,530          $  (638,380)      $  (94,861)        $108,844,289



















                                 See accompanying notes to financial statements.

                        DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                                         STATEMENTS OF CASH FLOWS

                               Nine months ended September 30, 1996 and 1995

                                                                           1996                   1995
Cash flows from operating activities:
   Net income                                                          $ 6,061,156            $ 5,590,080
   Adjustments to reconcile net income to
   net cash provided by operating activities:
     Equity in losses of property-owning investees                         600,363                693,303
     Amortization of deferred bond selection fee                           159,731                159,731
     (Increase) decrease in accrued interest receivable                     86,909                269,500
     (Increase) decrease in escrowed funds                                (135,482)              (129,410)
     Increase (decrease) in accounts payable and other
        liabilities                                                        231,737                 31,694

        Net cash provided by operating activities                        7,004,414              6,614,898

Cash flows (used in) provided by investing activities:
   Investment in property-owning investees                                 (15,000)                57,559

Cash flows used in financing activities:
   Cash distributions                                                   (6,845,610)            (5,419,441)

Increase in cash and cash equivalents                                      143,804              1,253,016

Cash and cash equivalents at beginning
   of period                                                             5,255,586              3,736,746

Cash and cash equivalents at end
   of period                                                           $ 5,399,390            $ 4,989,762




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

2.   Investment in Revenue Bonds

The Partnership recognized provisions for uncollectible interest of $729,134 and $712,350 for the nine months ended September 30, 1996 and 1995, respectively, which amounts approximate accrued but unpaid interest on the Park at Landmark revenue bond in 1996 and 1995. These amounts were recorded as a reduction of interest income from revenue bonds.

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

The amortized cost basis of the revenue bonds was $107,922,089 at September 30, 1996 and December 31, 1995. Net unrealized gain (loss) on revenue bonds consists of gross unrealized gains and losses of $4,246,247 and $4,612,694, respectively, at September 30, 1996 and $3,152,980 and $2,439,843, respectively, at December 31, 1995.

3.   Related Party Transactions

An affiliate of the General Partner performs bond servicing and administrative functions, processes investor transactions and prepares tax information for the Partnership. For each of the nine-month periods ended September 30, 1996 and 1995, the Partnership incurred approximately $387,000 for these services. As of September 30, 1996, the affiliate was owed approximately $15,800 for these services.

Another affiliate of the General Partner earned fees of $76,424 and $78,978 for the management of the Park at Landmark property during the nine months ended September 30, 1996 and 1995, respectively. As of September 30, 1996, the affiliate was owed approximately $8,600 by the owner of Park at Landmark for these services.

4.   Litigation

On October 7, 1996, a class action lawsuit naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner), Realty, Dean Witter, Discover & Co., Dean Witter Reynolds Inc. and others as defendants was filed in the Delaware Court of Chancery for New Castle County. The complaint alleges breach of fiduciary duty and seeks an accounting of profits, compensatory damages in an unspecified amount, possible liquidation of the Partnership under a receiver's supervision and other equitable relief. The defendants have not yet responded to this complaint and intend to vigorously defend the action. It is impossible to predict the effect, if any, the outcome this action might have on the Partnership's financial statements.

5.   Cash Distributions

On November 12, 1996, the Partnership paid a cash distribution of $2,422,586 to the Investors ($0.325 per ABC) and $49,441 to the General Partner.

                                    TEMPO-LP, INC.

                                     BALANCE SHEETS






                                              September 30,      December 31,
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

Moderate economic growth resulted in steady demand for apartment units during 1996, although at a slower rate than in 1995. In general, rental rates have not increased significantly during 1996 due to competition from new apartment projects and the relative affordability of single-family housing. Development of new apartments appears to be shifting out of certain areas of the Southwest, where building was prominent during 1995, and is increasing in some Midwest, Northeast and West coast markets.

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

Based on an assessment of the projected cash flow from operations of the Partnership's investments and anticipated future cash needs, the Partnership determined that it can distribute a portion of its existing cash reserves. Accordingly, the Partnership increased the annual cash distribution rate from 5% to 6%, beginning with the cash distribution for the fourth quarter of 1995, which was paid in February 1996, and increased it to 6.5%, beginning with the cash distribution for the third quarter of 1996, which was paid in November 1996.

The payment status of each revenue bond during the nine months ended September 30, 1996 was as follows:

Cash flow from the High Ridge Apartments, Township in Hampton Woods Apartments, Wildcreek Apartments and Burlington Arboretum Apartments properties enabled their owners to pay debt service during the nine months ended September 30, 1996 at effective interest rates of 8.56%, 10.20%, 8.02% and 7.55%, respectively. These payment rates exceeded the minimum interest required on the respective loans; the excess payments were applied to base interest. During the remainder of 1996, each of these properties is expected to operate at a modest cash flow surplus after payment of minimum debt service and, therefore, should be able to continue to pay a portion of base interest.

Cash flow from the Pine Club Apartments enabled their owner to pay minimum debt service and a portion of additional base interest. The property is expected to generate sufficient cash flow to fully pay minimum debt service during the remainder of 1996.

During the nine months ended September 30, 1996, the Fountain Head property, which is owned 50% each by the Partnership and Fountain Head Partners, an unaffiliated party, operated at a modest cash flow deficit, but the owner paid its required minimum debt service and real estate tax escrow in full. As of September 30, 1996, Fountain Head Partners has a remaining commitment to fund property operating deficits of approximately $26,500 secured by a letter of credit in favor of the Partnership.
During the remainder of 1996, the Partnership and Fountain Head Partners will be required to fund operating deficits; the Partnership's share of such fundings is not expected to be material.

Cash flow from the SunBrook property (which is partly owned by the Partnership) enabled its owner to pay minimum debt service during the nine months ended June 30, 1996. Cash flow from the property is expected to be sufficient to fully pay minimum debt service for the remainder of 1996.

All of the cash flow generated by the Park at Landmark property (which is partly owned by the Partnership) is paid to the Partnership. During the nine months ended September 30, 1996, the Partnership received $1,219,928 from the property; this amount was less than required minimum debt service by $729,134. Cash flow from the property is not expected to be sufficient to fully pay minimum debt service in the foreseeable future.

On November 12, 1996, the Partnership paid the third quarter cash distribution of $2,422,586 to the Investors ($0.325 per ABC) and $49,441 to the General Partner.

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

Operations

Fluctuations in the Partnership's operating results for the nine- and three-month periods ended September 30, 1996 compared to 1995 were primarily attributable to the following:

Interest income from revenue bonds during the nine months increased because $108,000 of interest was received in the first quarter of 1996 from the Township in Hampton Woods property pertaining to the settlement of its loan default and approximately $78,000 more interest was received from the Park at Landmark property in the second quarter of 1996 than in 1995. Interest income also increased in 1996 because approximately $148,000 more interest was received from the Burlington Arboretum Apartments in the third quarter of 1996 than in 1995.

Equity in losses of property-owning investees decreased during the third quarter of 1996 primarily because of increased rental income and reduced property operating expenses at the Sunbrook property.

A summary of the markets in which the Properties are located is as follows:

Burlington Arboretum Apartments, located in Burlington, MA, a suburb of Boston, is in a strong market with a current vacancy rate of 5%. At the property, rental rates increased during 1996 and are expected to increase further as long as the tight market conditions continue. Average occupancy during the third quarter decreased slightly to 98%.
The Park at Landmark property, located in Alexandria, VA, is in a market experiencing a vacancy rate of 10%. Early in 1996, the property matched the levels of rental concessions made by competing apartment buildings to attract new tenants. Occupancy has increased slightly to 93%, and only nominal move in allowances were granted in the third quarter.

Pine Club Apartments, located in Orlando, Fl, is in a market with a current vacancy rate of approximately 6%. The market has remained strong due to continued employment growth. Average occupancy during the third quarter increased to 94% despite the opening of a competing apartment complex in this market. The owner has been able to increase rents in 1996.

SunBrook Apartments, located in St. Charles County, MO, a suburb of St. Louis, consists primarily of furnished apartments and offers short-term leases. These apartments have little direct competition; they compete primarily with other furnished apartment units and extended-stay hotels. During 1996, the owner was able to raise rental rates. Demand for this type of apartment increases in the spring and summer months and decreases in the fall and winter months. Average occupancy during the third quarter increased from 84% to 88%. The owner is implementing a marketing program to increase corporate rentals at the property.

Wildcreek Apartments is located in Clarkston, GA, a suburb of Atlanta, a market with a current vacancy rate of approximately 10%. At the property, average occupancy during the third quarter increased slightly to 98%. There is no new apartment construction in this sub-market.

The Township in Hampton Woods property, located in Hampton, VA, is in a market which is primarily dependent on the defense industry. The market vacancy rate is approximately 10%, and demand for apartment units in this market remains steady and has outpaced the existing supply. Average occupancy during the third quarter increased from 92% to 98% and the owner was able to raise rental rates. New apartments under construction in the area, which are expected to be ready for occupancy in late 1996 and 1997, may effect rental rates and/or occupancy at the property.

High Ridge Apartments, located in Albuquerque, NM, is in a market experiencing a current vacancy rate of 7%. The market continues to experience moderate economic and population growth. High Ridge Apartments currently offers no concessions, but rental rates may have to be postponed or rates decreased to keep the property competitive. Increased development of apartments and single family homes may also have an adverse effect on the property in the future. Average occupancy during the third quarter increased slightly to 98%.

Fountain Head Apartments, located in Kansas City, MO, is in a market which has a vacancy rate of 5%. Average occupancy during the third quarter decreased to 93% and the owner was able to raise rental rates slightly. New apartment units are under construction, but they are not expected to adversely affect the property.

Inflation

Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On October 7, 1996, a class action lawsuit naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner), Realty, Dean Witter, Discover & Co., Dean Witter Reynolds Inc. and others as defendants was filed in the Delaware Court of Chancery for New Castle County. The complaint alleges breach of fiduciary duty and seeks an accounting of profits, compensatory damages in an unspecified amount, possible liquidation of the Partnership under a receiver's supervision and other equitable relief. The defendants have not yet responded to this complaint and intend to vigorously defend the action. It is impossible to predict the effect, if any, the outcome this action might have on the Partnership's financial statements.

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



                                    DEAN WITTER/COLDWELL BANKER
                                    TAX EXEMPT MORTGAGE FUND, L.P.



                                     By:  TEMPO-GP, INC.
                                          Managing General Partner


Date:  November 14, 1996                  By:   /s/ E. Davisson Hardman, Jr.
                                                E. Davisson Hardman, Jr.
                                                President



Date:  November 14, 1996                  By:   /s/ Lawrence Volpe
                                                Lawrence Volpe
                                                Controller
                                                (Principal Financial and
                                                 Accounting Officer)



                                          TEMPO-LP, INC.


Date:  November 14, 1996                  By:   /s/ E. Davisson Hardman, Jr.
                                                E. Davisson Hardman, Jr.
                                                President


Date:  November 14, 1996                  By:   /s/ Lawrence Volpe
                                                Lawrence Volpe
                                                Controller
                                                (Principal Financial and
                                                 Accounting Officer)

Exhibit Index

                                           Quarter Ended June 30, 1996




Exhibit                                                         Sequentially
  No.                             Description                  Numbered Page
 27                        Financial Data Schedule


































                                                       E1