Form 10-K
period 1996-12-31
WITTER DEAN COLDWELL BANKER TAX EXEMPT MORTGAGE FUND LP
filed 1997-03-27
CIK 794449

UNITED STATES
                               SECURITIES AND EXCHANGE COMMISSION
                                     Washington, D.C.  20549

                                            FORM 10-K

[ X ]                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                               THE SECURITIES EXCHANGE ACT OF 1934
                           For the fiscal year ended December 31, 1996

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


                               DOCUMENTS INCORPORATED BY REFERENCE
                                              None

                                         PART I

ITEM 1.  BUSINESS

Dean Witter/Coldwell Banker Tax Exempt Mortgage Fund, L.P. (the "Partnership"), is a limited partnership formed in August 1986 under the Uniform Limited Partnership Act of the State of Delaware to invest in a portfolio of federally tax-exempt revenue bonds. These bonds, which are commonly known as industrial development or revenue bonds, are issued as special obligations of various state or local governments or their agencies or authorities. The proceeds of such bonds were used to fund mortgage loans to finance the construction and/or ownership of income-producing multi-family residential properties. Each of the revenue bonds is primarily secured by the real property financed by the mortgage loan.

TEMPO-GP Inc. (the "General Partner"), a Delaware corporation which is wholly-owned by Dean Witter, Discover & Co. ("DWD") is the sole general partner of the Partnership. The General Partner manages and controls the affairs of the Partnership. The terms of the transactions between the Partnership and the General Partner and its affiliates are set forth in the financial statements in Item 8 and in Item 13 below.

TEMPO-LP Inc. (the "Limited Partner"), a Delaware corporation wholly-owned by DWD, is the sole limited partner of the Partnership. The Limited Partner assigned its interests in the Partnership to investors; such interests are represented by assigned benefit certificates ("ABCs"). The Limited Partner acts as nominee or agent for the investors with respect to matters pertaining to the Partnership. The Limited Partner has no power to conduct any other business or investment activity. The Partnership and the Limited Partner are sometimes collectively referred to herein as the "Registrants".

In 1986, the Partnership issued 7,454,110 units of ABCs with gross proceeds from the offering of $149,082,200. The offering has been terminated and no additional ABCs will be sold.

The proceeds from the offering were used to purchase ten series of revenue bonds which funded the development of eight multi-family residential properties (the "Properties"). The terms of the mortgage loans funded by the revenue bonds mirror the terms of the corresponding revenue bonds. The mortgage loans are obligations of the respective owners of the Properties and are collateralized by first mortgages on the Properties. The revenue bonds are non-recourse with respect to the issuers of the bonds. The revenue bonds and the related mortgage loans and Properties are described in
Item 2 and the Notes to the financial statements in Item 8.

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

The Partnership considers its business to include one industry segment, investing in federally tax-exempt revenue bonds. Financial information regarding the Partnership is set forth in the Partnership's financial statements in Item 8 below.

The Partnership has the right to require the issuers of the bonds to repurchase them within approximately twelve to fifteen years after completion of construction of the related properties. The Partnership anticipates holding the revenue bonds for approximately fourteen to seventeen years; however, the Partnership may retain the bonds for a longer period of time if market conditions so warrant.

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

ITEM 2.  PROPERTIES

The Registrants' principal offices are located at Two World Trade
Center, New York, New York 10048. The Registrants have no other offices.

The following table lists the revenue bonds the Partnership has purchased and the corresponding mortgage loans and Properties:

                                      Original                                     Property    Maturity
                                     Bond/Loan      Closing        Location        Occupancy   Date of
        Property                     Principal       Date        of Property       12/31/96    Bond/Loan
Park at Landmark1                  $ 34,650,000     3/12/87    Alexandria, VA        92%       6/1/08

Burlington Arboretum
  Apartments                         29,326,500     9/22/87    Burlington, MA        98%       9/22/11

SunBrook Apartments2                 16,325,000     12/16/87   St. Charles
                                                                 County, MO          82%       12/1/11

Pine Club Apartments                 13,600,000     9/23/88    Orlando, FL           95%       9/1/12

Wildcreek Apartments                 11,000,000     7/16/87    Clarkston, GA         95%       7/1/11

The Township in Hampton Woods        10,800,000     11/14/88   Hampton, VA           93%       11/1/09

High Ridge Apartments                 9,900,000     12/21/87   Albuquerque, NM       98%       12/1/11

Fountain Head Apartments3             4,900,000     12/31/87   Kansas City, MO       95%       12/1/08

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

ITEM 3.  LEGAL PROCEEDINGS

On October 7, 1996, a First Consolidated and Amended Class Action Complaint naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner), Realty, Dean Witter, Discover & Co., Dean Witter Reynolds Inc. and others as defendants (the "Consolidated Class Action") was filed in the Delaware Court of Chancery for New Castle County. The complaint alleges breach of fiduciary duty and seeks an accounting of profits, compensatory damages in an unspecified amount, possible liquidation of the Partnership under a receiver's supervision and other equitable relief. The defendants filed a motion to dismiss the Complaint on December 10, 1996.

On or about August 27, 1996, David Johnson, an ABC Holder in the Partnership, filed a petition in the Circuit Court of Jackson County, Missouri, at Kansas City against the Partnership and the General Partner. The action seeks access to the list of ABC holders and Limited Partners in the Partnership and unspecific damages for alleged breaches of fiduciary duty by the General Partner in connection with the refusal to provide such list. The Partnership and TEMPO-GP, Inc. believe that they have good defenses in the action.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF ABC HOLDERS

No matter was submitted during the fourth quarter of the fiscal year to a vote of ABC holders.

                                         PART II

ITEM 5. MARKET FOR THE REGISTRANT'S ASSIGNED BENEFIT CERTIFICATES AND RELATED ABC HOLDER MATTERS

An established public trading market for the ABCs does not exist, and it is not anticipated that such a market will develop in the future. Accordingly, information as to the market value of an ABC at any given date is not available. However, the Partnership does allow the ABC holders (the "Investors") to transfer their ABCs.

As of March 17, 1997, there were 7,934 Investors.

The Partnership is a limited partnership and, accordingly, does not pay dividends. It does, however, make quarterly distributions of cash to its partners. Pursuant to the partnership agreement, distributable net interest income, as defined, is distributed 98% to the Investors and 2% to the General Partner, until the Investors have received for each year, an annual return of 9.5%. Thereafter, distributable net interest income will be paid 90% to the Investors and 10% to the General Partner.

Repayments of revenue bond principal will generally be distributed 100% to the Investors. Payments of base and contingent interest (see Note 4 to the financial statements in Item 8 below) on maturity or sale of bonds will generally be distributed, first; 98% to the Investors and 2% to the General Partner, until the Investors have received in the aggregate $20.00 per ABC plus distributions sufficient to provide an average cumulative noncompounded return of 9.5% per annum; and thereafter, 90% to the Investors and 10% to the General Partner. During the years ended December 31, 1996 and 1995, the Partnership did not distribute any sale or financing proceeds.

During the year ended December 31, 1996, the Partnership paid cash distributions aggregating $9,317,637 with $9,131,285 ($1.23 per ABC) distributed to the Investors and $186,352 to the General Partner. During the year ended December 31, 1995, the Partnership paid cash distributions aggregating $7,321,000 with $7,174,581 ($0.96 per ABC) distributed to the Investors and $146,419 to the General Partner.

On February 11, 1997, the Partnership paid the fourth quarter distribution of $2,424,077 to the Investors ($0.325 per ABC) and $49,441 to the General Partner.

The Partnership anticipates making regular distributions to its partners in the future.

The sole shareholder of TEMPO-LP, Inc. is DWD.

ITEM 6.  SELECTED FINANCIAL DATA

The following sets forth a summary of selected financial data for the Partnership:

                       Dean Witter/Coldwell Banker Tax Exempt Mortgage Fund, L.P.

                        Years ended December 31, 1996, 1995, 1994, 1993, and 1992
                                  1996          1995          1994            1993           1992
Total interest revenues       $  9,423,166  $  8,850,629  $  8,489,768    $  7,566,890   $  6,432,862

Net income (loss)             $  8,090,628  $  7,559,369  $  6,846,233    $(11,269,051)1 $  5,097,284

Net income (loss) per ABC            $1,06         $0.99         $0.90          $(1.48)         $0.67

Cash distributions paid
  per ABC2                           $1.23         $0.96         $0.85           $.925          $1.00

Total assets at December 31   $118,278,385  $116,437,154  $114,045,499    $109,894,827   $127,847,448


1. Includes a $17.3 million loss on impairment recorded for the Park at Landmark and Burlington Arboretum Apartments revenue bonds properties. See Note 4 to the Financial
     Statements in Item 8.

2. Distributions paid to the Investors include a return of capital per ABC of $1.23, $.96, $.85, $.925 and $.33 for the years ended December 31, 1996, 1995, 1994, 1993 and 1992, respectively, calculated as the excess of cash distributed per ABC over accumulated earnings per ABC not previously distributed.

The above financial data should be read in conjunction with the financial statements and Notes in Item 8.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Partnership raised $149,082,200 in a public offering of 7,454,110 ABCs which terminated in 1987. The Registrants have no plans to raise additional capital.

The Partnership purchased ten series of revenue bonds, the proceeds of which funded the development of the Properties. The
Partnership's acquisition program has been completed. No additional investments are planned.

Cash flow generated by the Properties is the primary source of all payments due the Partnership under the terms of the revenue bonds, which are collateralized by the Properties.

The Partnership's business is indirectly affected by competition to the extent that the Properties may be subject to competition from neighboring properties.

Continued moderate economic growth has resulted in steady demand for apartment units during 1996, although at a slower rate than in 1995. In general, rental rates did not increase significantly during 1996 due to competition from new apartment projects and the relative affordability of single-family housing. Development of new apartments appears to be shifting out of certain areas of the Southwest, where building was prominent during 1995, and is increasing in some Midwest, Northeast and West coast markets.

Based on an assessment of the projected cash flow from operations of the Partnership's investments and anticipated future cash needs, the Partnership determined that it could distribute a portion of its existing cash reserves. Accordingly, the Partnership increased the annual cash distribution rate from 5% to 6%, beginning with the distribution for the fourth quarter of 1995, which was paid in February 1996, and increased it to 6.5%, beginning with the distribution for the third quarter of 1996, which was paid in November 1996.

The revenue bonds and the related mortgage loans and properties are described in Note 4 to the financial statements in Item 8. The payment status of each revenue bond is as follows:

Cash flow from the Burlington Arboretum Apartments, Wildcreek Apartments, Pine Club Apartments, Township in Hampton Woods and High Ridge Apartments properties enabled their owners to pay debt service in 1996 at effective interest rates of 7.84%, 8.20%, 8.02%, 9.82% and 8.28%, respectively in 1996 (compared to effective rates in 1995 of 6.54%, 7.50%, 9.18% and 8.30%). These payment rates exceeded the minimum interest rates required on the respective loans. Such excess payments were applied to base interest due under the respective loans. In 1997, each of the properties is expected to operate at a cash flow surplus after payment of minimum debt service and, therefore, should be able to continue to pay a portion of base interest in 1997. The owner of the Township in Hampton Woods property has notified the Partnership that it will prepay the bond in June 1997. If the bond is prepaid and the proceeds distributed to investors, future interest revenue, cash flow from operations and cash available for distribution will decrease.

During 1996, the Fountain Head property, owned 50% each by the Partnership and Fountain Head Partners, an unaffiliated party, operated at approximately breakeven on a cash flow basis (after required minimum debt service and additions to replacement reserves) and the General Partner expects that it will continue to do so in 1997. As of December 31, 1996, Fountain Head Partners has a remaining commitment to fund property operating deficits of approximately $26,500 secured by a letter of credit in favor of the Partnership. In 1996, the Partnership and Fountainhead Partners each contributed $15,000 to fund prior year deficits.

All of the cash flow generated by the SunBrook property (which is partly owned by the Partnership) is paid to the Partnership. The property operated at a modest cash flow surplus in 1996 and the owner was able to pay its minimum debt service. Cash flow from the property is expected to be sufficient to fully pay minimum debt service for 1997.

All of the cash flow generated by the Park at Landmark property (which is partly owned by the Partnership) is paid to the Partnership. During 1996, the Partnership received $1,761,924 from the property; this amount was less than required minimum debt service by $836,826. The Partnership believes that cash flow from the property will not be sufficient to fully pay minimum debt service for the next several years.

The increase in accrued interest receivable at December 31, 1996 compared to 1995 represents interest on the Park at Landmark bond which was received in January 1997.

On February 11, 1997, the Partnership paid the fourth quarter cash distribution of $2,424,077 to the Investors ($0.325 per ABC) and $49,441 to the General Partner.

Except as discussed above and in the financial statements, the General Partner is not aware of any trends or events, commitments or uncertainties that may have a material impact on liquidity.

In June 1996, the Internal Revenue Service published final regulations with respect to the modification of debt instruments. these regulations, which have an effective date of September 24, 1996, limit the type and extent of direct, indirect and implied modifications that can be made by a bond holder with respect to the terms of the revenue bonds without adversely affecting the tax-exempt status of the revenue bonds. The Partnership is in the process of determining what actions, if any, should be taken with respect to certain of the revenue bonds held by the Partnership which may be subject to the provisions of these regulations. Operations

Fluctuations in the Partnership's operating results for the years ended December 31, 1996 compared to 1995 and 1995 compared to 1994 are primarily attributable to the following:

Interest income from revenue bonds increased in 1996 compared to 1995 by $582,306; no individual revenue bond accounted for a significant portion of the increase. The increase in 1995 compared to 1994 was primarily due to an increase in interest received from the Park at Landmark property.

The increases in equity in losses of property-owning investees from 1994 to 1995 and 1995 to 1996 were not significant.

The decrease in interest income from short-term investments in 1996 compared to 1995 was not significant. Interest income from short-term investments increased in 1995 vs. 1994 primarily due to higher average balances and higher average rates in 1995.

The decrease in general and administrative expense in 1996 compared to 1995 was not significant. General and administrative expenses decreased in 1995 compared to 1994 primarily due to the absence in 1995 of debt restructuring costs.

A summary of the markets in which the Properties are located is as follows:

Burlington Arboretum Apartments, located in Burlington, MA, a suburb of Boston, is in a market which has remained strong in 1996 with a current vacancy rate of 5%. During 1996, occupancy at the property was 98%. The owner raised rental rates at the property by a total of approximately 15% during 1996. The General Partner also expects rental rates to increase in 1997.

The Park at Landmark property, located in Alexandria, VA, continues to operate in a competitive market experiencing a vacancy rate of 10%. The property offered rental concessions and free rent to compete with surrounding properties and to attract new tenants. During 1996, occupancy at the property increased slightly from 91% to 92%.

Pine Club Apartments, located in Orlando, FL, operates in a market with a current vacancy rate of approximately 6%. The market continues to strengthen due to strong employment growth in the Orlando area. During 1996, occupancy at the property increased from 93% to 95% and the owner was able to increase rental rates by approximately 7%. Several new high-end luxury complexes were completed in 1996 and have been substantially absorbed in the market. Pine Club has competed effectively in the marketplace and anticipates increasing rents in 1997.

SunBrook Apartments, located in St. Charles County, MO, a suburb of St. Louis, is in a market currently experiencing a 2% vacancy rate. Corporate rentals remained stable in 1996 as the growth of corporate employment from the St. Louis area improved, creating demand for furnished apartments at the property. The property increased rental rates in 1996 by approximately 7% for six to twelve month leases and approximately 40% for fees charged in addition to the rent on month-to-month leases. Rent increases are also projected in 1997. During 1996, average occupancy at the property was 82% compared to 85% in 1995.

Wildcreek Apartments is located in Clarkston, GA, a suburb of Atlanta. This market, with a current vacancy rate of approximately 5%, has stabilized as single family home sales have increased. During 1996, occupancy at the property decreased from 97% to 95%. Rental rates at the property increased minimally in 1996 and are not projected to increase in 1997. There is little new apartment construction in this sub-market although construction is ongoing in the surrounding Atlanta area.

The Township in Hampton Woods property, located in Hampton, VA, operates in a market which is primarily dependent on the defense industry. This market continues to remain stable with a vacancy rate of approximately 7%. During 1996, occupancy at the property remained at 93%. The owner raised rental rates by approximately 3% in 1996 and further increases are planned for 1997. New apartment construction and completed units in the area may impact the property in the future.

High Ridge Apartments, located in Albuquerque, NM, operates in a weakening market experiencing a current vacancy rate of 7%. Competing apartment buildings continue to offer rental concessions to attract new tenants to offset the effect of affordability of single-family homes, but High Ridge has offered only minimal concessions. New construction in the market may adversely impact the property in 1997. Occupancy at the property remained at 98% during 1996 and the owner was able to raise rental rates.

Fountain Head Apartments, located in Kansas City, MO, operates in a market with a vacancy rate of 5%. During 1996, occupancy decreased from 98% to 95%. New apartment units are under construction or have been completed in 1996 which are not expected to adversely affect the property. Rental rates increased moderately in 1996 and additional increases are planned for 1997.

Inflation

Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                                          INDEX

(a) Financial Statements

Independent Auditors' Report
Balance Sheets at December 31, 1996 and 1995
Statements of Operations for the years ended
  December 31, 1996, 1995 and 1994
Statements of Partners' Capital for the years ended
  December 31, 1996, 1995 and 1994
Statements of Cash Flows for the years ended
  December 31, 1996, 1995 and 1994
Notes to Financial Statements



                                     TEMPO-LP, INC.

Independent Auditors' Report
Balance Sheets at December 31, 1996 and 1995
Note to Balance Sheets















All schedules other than those indicated above have been omitted because either the required information is not applicable or the information is shown in the financial statements or notes thereto.


Independent Auditors' Report





To The Partners of
Dean Witter/Coldwell Banker Tax Exempt Mortgage Fund, LP


We have audited the accompanying balance sheets of Dean Witter/Coldwell Banker Tax Exempt Mortgage Fund, LP (the "Partnership") as of December 31, 1996 and 1995, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Dean Witter/Coldwell Banker Tax Exempt Mortgage Fund, LP as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

                                           /s/Deloitte & Touche LLP
                                           DELOITTE & TOUCHE LLP



March 26, 1997
New York, New York

                       DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                                             BALANCE SHEETS

                                       December 31, 1996 and 1995
                                                        1996            1995

                                         ASSETS
Cash and cash equivalents                           $  4,743,191    $  5,255,586

Investments in revenue bonds (Note 4)                110,696,721     108,635,226

Deferred bond selection fees, net                      1,048,032       1,261,006

Escrowed funds                                           774,756         741,613

Accrued interest receivable                            1,015,685    $    543,723

                                                    $118,278,385    $116,437,154


                            LIABILITIES AND PARTNERS' CAPITAL

Excess of equity in losses of property-owning
  investees over investments therein
  (Note 5)                                          $  6,098,642    $  5,135,109

Accounts payable and other liabilities                   908,516         865,304
                                                       7,007,158       6,000,413

Partners' capital:
  Net unrealized gain on revenue bonds
    available for sale (Note 2)                        2,774,632         713,137
  General Partner                                       (647,230)       (622,691)
  Limited Partner Assigned Benefit Certificates
    (7,454,110 ABCs outstanding)                     109,143,825     110,346,295
  Total Partners' capital                            111,271,227     110,436,741

                                                    $118,278,385    $116,437,154














                     See accompanying notes to financial statements.
/TABLE

               DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                                STATEMENTS OF OPERATIONS

                      Years ended December 31, 1996, 1995 and 1994

                                           1996           1995            1994
Interest income:
  Revenue bonds                         $9,265,615     $8,683,309     $8,426,095
  Short-term investments                   157,551        167,320         63,673

                                         9,423,166      8,850,629      8,489,768

Equity in losses of property-owning
  investees                                978,533        926,852        907,886

Expenses:
  General and administrative               354,005        364,408        735,649

Net income                              $8,090,628     $7,559,369     $6,846,233

Net income allocated to:
  Limited partner                       $7,928,815     $7,408,182     $6,709,308
  General partner                          161,813        151,187        136,925

                                        $8,090,628     $7,559,369     $6,846,233

Net income per Assigned
  Benefit Certificate                   $     1.06     $      .99     $      .90






















                     See accompanying notes to financial statements.
/TABLE

               DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                             STATEMENTS OF PARTNERS' CAPITAL

                      Years ended December 31, 1996, 1995 and 1994

                                                                        Net
                                                                     Unrealized
                                                                    Gain (loss)
                                       Limited         General       on Revenue
                                       Partner         Partner          Bonds           Total

Partners' capital (deficit) at
  December 31, 1993                 $109,739,380     $(635,078)                     $109,104,302

Cumulative effect through
  January 1, 1994 of accounting
  change (Note 2)                                                   $(2,922,089)      (2,922,089)

Net income                             6,709,308       136,925                         6,846,233

Cash distributions                    (6,335,994)     (129,306)                       (6,465,300)

Net change in fair value of revenue
  bonds available for sale                                            2,374,117        2,374,117

Partners' capital (deficit) at
  December 31, 1994                  110,112,694      (627,459)        (547,972)     108,937,263

Net income                             7,408,182       151,187                         7,559,369

Cash distributions                    (7,174,581)     (146,419)                       (7,321,000)

Net change in fair value of revenue
  bonds available for sale                                            1,261,109        1,261,109

Partners' capital (deficit) at
  December 31, 1995                  110,346,295      (622,691)         713,137      110,436,741

Net income                             7,928,815       161,813                         8,090,628

Cash distributions                    (9,131,285)     (186,352)                       (9,317,637)

Net change in fair value of revenue
  bonds available for sale                                            2,061,495        2,061,495

Partners' capital (deficit) at
  December 31, 1996                 $109,143,825     $(647,230)     $ 2,774,632     $111,271,227






                             See accompanying notes to financial statements.
/TABLE

                     DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                                        STATEMENTS OF CASH FLOWS

                              Years ended December 31, 1996, 1995 and 1994

                                                           1996            1995            1994
Cash flows from operating activities:
 Net income                                            $ 8,090,628     $ 7,559,369     $ 6,846,233
 Adjustments to reconcile net income to net
   cash provided by operating activities:
     Equity in losses of property-owning
       investees                                           978,533         926,852         907,886
     Amortization of deferred bond selection fee           212,974         212,974         212,974
     (Increase) decrease in accrued interest
       receivable                                         (471,962)        189,289        (199,655)
     Increase in escrowed funds                            (33,143)        (13,969)       (129,796)
     Increase (decrease) in accounts payable and
       other liabilities                                    43,212         (92,234)        167,013

       Net cash provided operating activities            8,820,242       8,782,281       7,804,655



Cash flows (used in) provided by investing activities:
 Investment in property-owning investees                   (15,000)         57,559        (388,047)



Cash flows from financing activities:
 Cash distributions                                     (9,317,637)     (7,321,000)     (6,465,300)
 Other assets                                                -               -             168,750

       Net cash used in financing activities            (9,317,637)     (7,321,000)     (6,296,550)

Increase (decrease) in cash and cash equivalents          (512,395)      1,518,840       1,120,058

Cash and cash equivalents at beginning of year           5,255,586       3,736,746       2,616,688

Cash and cash equivalents at end of year               $ 4,743,191     $ 5,255,586     $ 3,736,746













                             See accompanying notes to financial statements.
/TABLE

           DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                              NOTES TO FINANCIAL STATEMENTS

                            December 31, 1996, 1995 and 1994

1.  The Partnership

Dean Witter/Coldwell Banker Tax Exempt Mortgage Fund, L.P. (the
"Partnership") is a limited partnership organized under the laws of the State of Delaware in 1986. The Partnership is managed by TEMPO-GP Inc. (the "General Partner"), a subsidiary of Dean Witter,
Discover & Co. ("DWD").

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

The Partnership accounts for its investments in revenue bonds as investments in debt securities available for sale under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") effective January 1, 1994. The Partnership does not intend to sell the revenue bonds but, because the Partnership has the right to, and expects to require the revenue bond issuers to repurchase the bonds prior to their maturity, SFAS 115 requires the Partnership to classify these investments as "available for sale," carried at estimated fair value, with unrealized gains and losses reported in a separate component of partners' capital. These unrealized gains and losses do not affect the cash flow generated from property operations, distributions to Investors, the characterization of the tax-exempt income stream or the financial obligations under the revenue bonds. The cumulative effect of adopting this accounting was a decrease in partners' capital at January 1, 1994 of approximately $2,922,089 due to unrealized holding losses.

The Partnership periodically evaluates each revenue bond to determine whether a decline in fair value below the bond's cost basis is other-than-temporary. Such a decline is considered to be other-than-temporary if, based on current information and events, it is probable that the Partnership will be unable to collect all amounts due according to the existing contractual terms of the bonds. If a decline is judged to be other-than-temporary, the cost basis of the bond is written down to its estimated fair value, with the amount of the writedown accounted for as a realized loss.

Because the revenue bonds are not readily marketable, the Partnership estimates the fair value of each bond as the present value of its expected cash flows using a rate of interest for similar investments taking into account the estimated value of the underlying real estate collateral. The process of determining the fair value of the revenue bonds is based upon projections of future economic events affecting the real estate collateralizing the bonds such as property occupancy rates, rental rates, operating cost inflation, market capitalization rates, and upon market interest rates; therefore, amounts ultimately collected from the revenue bonds may differ materially from their carrying values. The cash flows used in this process are based on good faith estimates and assumptions developed by the Managing General Partner. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore, actual results may vary from the estimates and the variance may be material.

The partnership acquired ownership interests in certain properties collateralizing the bonds because the owners of such properties defaulted on the bonds. These interests are accounted for on the equity method. At the date of acquisition of these ownership interests, the Partnership adjusted the carrying value of the related revenue bonds to the estimated fair value of the property if such amount was lower than the book value of the bonds. See Note 5.

Cash and cash equivalents are carried at cost which approximates market and consist of cash and highly liquid investments with maturities, when purchased, of three months or less.

Bond selection fees paid to the General Partner were deferred and allocated to individual investments purchased based on the relative initial cost of the investments. The fees are amortized over the expected life of the related investments, and amortization expense is netted against interest income from the investments.
Escrowed funds represent escrow payments by borrowers primarily for real estate taxes, insurance and replacement reserves for four of the Properties.

Net income per ABC is calculated by dividing net income allocated to the Investors, in accordance with the Partnership Agreement, by the number of ABCs outstanding.

No provision for income taxes has been made in the financial statements, since any liability for such taxes is that of the Investors rather than the Partnership.

The accounting policies used for tax reporting purposes differ from those used for financial reporting as follows: (a) the Partnership's initial offering costs are capitalized, (b) its unrealized gains and losses to adjust revenue bonds to fair value, losses on other-than-temporary impairment and provisions for uncollectible interest will not be recognized until realized and (c) the equity method is not used to account for the Partnership's investments in property-owning entities. The tax basis of the Partnership's assets and liabilities is approximately $44.6 million higher than the amounts reported for financial statement purposes.

In June 1996, the Internal Revenue Service published final regulations with respect to the modification of debt instruments. These regulations, which had an effective date of September 24, 1996, limit the type and extent of direct, indirect and implied modifications that can be made by a bond holder with respect to the terms of the revenue bonds without adversely affecting the tax-exempt status of the revenue bonds. the Partnership is in the process of determining what actions, if any, should be taken with respect to certain of the revenue bonds held by the Partnership which may be subject to the provisions of these regulations.

3.  Partnership Agreement

The Partnership Agreement provides that, for any given year, distributable net interest income, as defined, is paid 98% to the Investors and 2% to the General Partner, until the Investors have received an annual return of 9.5% for that year. Thereafter, distributable net interest income will be paid 90% to the Investors and 10% to the General Partner.

Repayments of revenue bond principal will generally be distributed 100% to the Investors. Payments of base and contingent interest (see Note 4) on maturity or sale of the bond will generally be distributed, first; 98% to the Investors and 2% to the General Partner, until the Investors have received, in the aggregate, $20.00 per ABC plus distributions sufficient to provide an average cumulative noncompounded return of 9.5% per annum; and thereafter, 90% to the Investors and 10% to the General Partner.

Distributions paid to the Investors include returns of capital per ABC of $1.23, $.96 and $.85 for the years ended December 31, 1996, 1995 and 1994, calculated as the excess of cash distributed per ABC over accumulated earnings per ABC not previously distributed.

4.  Investment in Revenue Bonds

At December 31, 1996, the investment in revenue bonds consisted of the following:

                                                       Par       Carrying    Minimum      Base
                         Location                     Value       Value      Interest   Interest
  Revenue Bond         of Property       Maturity     ($000)     ($000)        Rate       Rate
Burlington
  Arboretum           Burlington, MA     9/22/11     $ 29,326   $ 28,625     5.35%      9.00%

Park at
  Landmark            Alexandria, VA     6/1/08        34,650     17,903     7.50       9.50

Pine Club
  Apartments          Orlando, FL        9/1/12        13,600     13,410     7.50       9.50

SunBrook
  Apartments          St. Charles
                        County, MO       12/1/11       16,325     14,559     7.25       9.25
Wildcreek
  Apartments          Clarkston, GA      7/1/11        11,000     11,780     7.50       9.50

The Township in
  Hampton
  Woods               Hampton, VA        11/1/09       10,800     10,800     8.50       12.00

High Ridge
  Apartments          Albuquerque, NM    12/1/11        9,900      9,086     7.25       9.25

Fountain Head
  Apartments          Kansas City, MO    12/1/08        4,900      4,534     7.25       9.25

                                                     $130,501   $110,697

The amortized cost basis of the revenue bonds was $107,922,089 at December 31, 1996 and 1995. Net unrealized gain on revenue bonds consisted of gross unrealized gains and losses of $7,498,238 and $4,723,606, respectively at December 31, 1996 and $3,152,980 and $2,439,843, respectively, at December 31, 1995.

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

Park at Landmark

The Partnership recorded provisions for uncollectible interest of $836,826, $773,447 and $1,074,591 in 1996, 1995 and 1994,
respectively, which amounts approximate accrued but unpaid interest on the revenue bond. These amounts are recorded as a reduction of interest income from revenue bonds.

Summarized financial information for Landmark Acquisition Corp. is as follows (in thousands):

                                                           December 31,
                                                         1996           1995
Land, building and improvements, net                  $ 16,212        $ 16,658
Other assets                                               678             220

 Total assets                                         $ 16,890        $ 16,878

Long-term debt and accrued interest                   $ 44,349        $ 42,810
Other liabilities                                           63             129
Total liabilities                                       44,412          42,939

Capital deficiency                                     (27,522)        (26,061)

 Total liabilities and capital deficiency             $ 16,890        $ 16,878


                                                          Years ended December 31,
                                                         1996        1995        1994

Revenues:                                             $ 3,397      $ 3,488     $ 3,297

Operating expenses                                      1,529        1,464       1,749
Interest expense                                        2,830        2,828       2,828
Depreciation                                              499          497         492
                                                        4,858        4,789       5,069

Net loss                                              $(1,461)     $(1,301)    $(1,772)

In 1990, the Partnership acquired an interest in Landmark
Acquisition Corp. See Note 5.

SunBrook Apartments

In 1995, the Partnership recorded a provision for uncollectible interest of $40,214. In 1996 and 1994, the Partnership received approximately $4,000 and $42,000 more than required minimum debt service, respectively.

Summarized financial information for DWR SB Partnership ("DWR SB"), the entity which owns the Sunbrook property, is as follows (in thousands):

                                                          December 31,
                                                         1996        1995
Land, building and improvements, net                  $11,845      $ 12,106
Other assets                                              312           171

 Total assets                                         $12,157      $ 12,277

Long-term debt and accrued interest                   $17,273      $ 17,171
Other liabilities                                          96            77
 Total liabilities                                     17,369        17,248

Capital deficiency                                     (5,212)       (4,971)

 Total liabilities and capital deficiency             $12,157      $ 12,277


                                                        Years ended December 31,
                                                         1996        1995     1994

Revenues                                              $2,139       $2,040   $2,071
Other income                                             407          335      212
                                                       2,546        2,375    2,283

Operating expenses                                     1,122        1,015    1,057
Interest expense                                       1,184        1,184    1,184
Depreciation                                             481          427      416
                                                       2,787        2,626    2,657

Net loss                                              $ (241)      $ (251)  $ (374)

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

Summarized financial information for the Burlington Arboretum
Limited Partnership is as follows (in thousands):

                                                          December 31,
                                                         1996         1995
Land, building and improvements, net                  $25,238       $ 25,994
Other assets                                            1,511          1,475

 Total assets                                         $26,749       $ 27,469

Long-term debt and accrued interest                   $32,191       $ 31,504
Other liabilities                                         429            936
 Total liabilities                                     32,620         32,440

Capital deficiency                                     (5,871)        (4,971)

 Total liabilities and capital deficiency             $26,749       $ 27,469

                                                        Years ended December 31,
                                                        1996         1995       1994

Revenues                                              $4,030       $3,655     $3,470
Other income                                              57           46         43
                                                       4,087        3,701      3,513

Operating expenses                                     1,595        1,492      1,178
Interest expense                                       2,519        1,981      1,996
Depreciation and amortization                            873          884        886
                                                       4,987        4,357      4,060

Net loss                                              $ (900)      $ (656)    $ (547)

Wildcreek Apartments

In 1996, Wildcreek paid the required minimum debt service and reserve payments in full and paid a portion of base interest. At December 31, 1995, the Partnership held approximately $265,000 as security for the bond. In 1996, the property met the requirements for release of the security.


Pine Club Apartments

In 1996 and 1995, Pine Club Apartments paid minimum debt service, and in 1996 paid a portion of base interest as well. The borrower provided a $500,000 letter of credit and a $250,000 guaranty by the owner/borrowers' partners as additional security for the bond. The guaranty is secured by a special limited partnership interest in Phase II of the development (in which the Partnership had no prior financial interest), and certain of the developer's fees from such development. The General Partner has a 6% special limited partnership interest in the Phase II development. During 1996, the property satisfied the conditions necessary for release of the letter of credit.

Township in Hampton Woods

In July 1995, the Partnership was notified that the owner of the property, American First REIT Inc. ("AFREIT"), was merged into Mid-America Apartment Communities, Inc. REIT, without the Partnership's consent. This represented a loan default, and a notice of default was sent to AFREIT. In December 1995, the Partnership negotiated a settlement with Mid-America in which Mid-America agreed to pay $108,000 in additional contingent interest (which was received in January 1996) and the first allowable loan prepayment date was extended to June 1997. The Partnership has been notified by AFREIT that it will prepay the loan in June 1997.

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

The Partnership includes in its equity in losses of property-owning investees 100% of Landmark Acquisition Corp.'s operating results because substantially all of the cash flow and other economic benefits (if any) from this entity are expected to accrue to the Partnership.


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

Pursuant to an agreement among the owners, through December 31, 1996, the Partnership had advanced $90,000 and Fountain Head Partners had advanced $65,000 to Fountain Head Acquisition Corp to fund cash flow deficits. As of December 31, 1996, Fountain Head Partners is obligated to fund an additional $26,500 of deficiencies, if necessary.

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

6.  Related Party Transactions

An affiliate of the General Partner performs bond servicing and administrative functions, processes investor transactions and prepares tax information for the Partnership. The Partnership incurred approximately $516,000 in each of 1996, 1995 and 1994 for these services. As of December 31, 1996, the affiliate was owed approximately $16,000 for these services.

Another affiliate of the General Partner earned fees of $101,844, $104,635 and $99,512 for the management of the Park at Landmark property during 1996, 1995 and 1994, respectively. As of December 31, 1996, the affiliate was owed approximately $34,000.
7.  Litigation

On October 7, 1996, a class action lawsuit naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner), Realty, Dean Witter, Discover & Co., Dean Witter Reynolds Inc. and others as defendants was filed in the Delaware Court of Chancery for New Castle County. The complaint alleges breach of fiduciary duty and seeks an accounting of profits, compensatory damages in an unspecified amount, possible liquidation of the Partnership under a receiver's supervision and other equitable relief. The defendants filed a motion to dismiss the complaint on December 10, 1996. It is impossible to predict the effect, if any, the outcome this action might have on the Partnership's financial statements.

On or about August 27, 1996, an ABC Holder in the Partnership, filed a petition against the Partnership and the General Partner. The action seeks access to the list of ABC holders and Limited Partners in the Partnership and unspecified damages for alleged breaches of fiduciary duty by the General Partner in connection with the refusal to provide such list. The Partnership and the General Partner believe that they have good defenses in the action.

8.  Cash Distribution

On February 11, 1997, the Partnership paid a cash distribution of $2,424,077 to the Investors ($0.325 per ABC) and $49,441 to the General Partner.

Independent Auditors' Report





To the Board of Directors and
  Stockholders of TEMPO-LP, Inc.:



We have audited the accompanying balance sheets of TEMPO-LP, Inc.
(the "Company") as of December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such balance sheets present fairly, in all material respects, the financial position of TEMPO-LP, Inc. as of December 31, 1996 and 1995, in conformity with generally accepted accounting principles.

                                         /s/Deloitte & Touche LLP
                                            DELOITTE & TOUCHE LLP












March 26, 1997
New York, New York

                                             TEMPO-LP, INC.

                                             BALANCE SHEETS

                               December 31, 1996 and 1995



     ASSETS                                            1996           1995
Cash                                                 $  900         $  900

Investment in Partnership, at cost                      100            100

                                                     $1,000         $1,000


     STOCKHOLDERS' EQUITY

Common stock, $1 par value, 1,000
  shares authorized and outstanding                  $1,000         $1,000



























                                 See accompanying note.
/TABLE

                            TEMPO-LP, INC.

                                 NOTE TO BALANCE SHEETS

                               December 31, 1996 and 1995



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

The Corporation's capital stock is owned by Dean Witter, Discover &
Co.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                        PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

The Partnership is a limited partnership which has no directors or executive officers.

The directors and executive officers of both the General Partner and Limited Partner are as follows:

     Name                               Position

     William B. Smith                   Chairman of the Board of Directors
     E. Davisson Hardman, Jr.           President and Director
     Lawrence Volpe                     Controller and Director
     Ronald T. Carman                   Secretary and Director

All of the directors have been elected to serve until the next annual meeting of the shareholder of the General Partner and Limited Partner or until their successors are elected and qualify. Each of the executive officers has been elected to serve until his successor is elected and qualifies.

William B. Smith, age 53, is a Managing Director of Dean Witter
Realty Inc. and has been with Dean Witter Realty Inc. since 1982.
He is an Executive Vice President of Dean Witter Reynolds Inc.

E. Davisson Hardman, Jr., age 47, is a Managing Director of Dean
Witter Realty Inc. and has been with Dean Witter Realty Inc. since
1982.

Lawrence Volpe, age 49, is a Director and the Controller of Dean
Witter Realty Inc. He is a Senior Vice President and Controller of Dean Witter Reynolds Inc., which he joined in 1983.

Ronald T. Carman, age 45, is a Director and the Secretary of Dean
Witter Realty Inc.  He is a Senior Vice President and Associate
General Counsel of Dean Witter, Discover & Co. and of Dean Witter
Reynolds Inc., which he joined in 1984.

There is no family relationship among any of the foregoing persons.

ITEM 11.  EXECUTIVE COMPENSATION

The General Partner is entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partner, and a share of taxable income or tax loss, if any. Descriptions of such distributions and allocations are in Item 5 above. The General Partner received cash distributions of $186,352, $146,419 and $129,306 during the years ended December 31, 1996, 1995 and 1994, respectively.

All of the distributions to the Limited Partner are assigned and paid to the Investors.

Certain affiliates of the General Partner were paid certain fees and reimbursed for certain expenses. Information concerning such fees and reimbursements is contained in Note 6 to the financial statements in Item 8 above.

The directors and officers of the General Partner and the Limited
Partner received no remuneration from the Partnership.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

     (a) No person is known to the Partnership to be the beneficial owner of more than five percent of the ABCs.

     (b) The executive officers and directors of the General Partner and the Limited Partner do not own any ABCs as of March 17, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

                                         PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K

  (a)     Documents filed as part of this report:

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

                 (ii) Certificate of Amendment of Certificate of Incorporation of TEMPO-LP, Inc. Incorporated by reference to Exhibit 3(a)(ii) to Pre-Effective Amendment No. 1 to Registrants' Registration Statement, No. 33-6216, filed on August 25, 1986.

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

          (4)(c)              Revised Form of Assigned Benefit
                              Certificate.  Incorporated by
                              reference to Exhibit 4(c) to
                              Registrants' Annual Report on Form 10-
                              K for the fiscal year ended December
                              31, 1986.

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

          (10)(i) Amended mortgage bonds, dated July 29, 1994, with respect to Burlington Arboretum Apartments. Incorporated by reference to Exhibit 10(i) in
                              Registrant's Report on Form 10-K for
                              fiscal year ended December 31, 1995.

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

               (d)            Financial Statements Schedule

                    (1) Financial statements of Burlington Arboretum Limited Partnership.

          (27)                Financial Data Schedule
SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

By:   TEMPO-GP, Inc.
      Managing General Partner

By:   /s/E. Davisson Hardman, Jr.                    Date:  March 26, 1997
      E. Davisson Hardman, Jr.
      President

By:   /s/Lawrence Volpe                              Date:  March 26, 1997
      Lawrence Volpe
      Controller
      (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

TEMPO-GP, Inc.
Managing General Partner


/s/William B. Smith                          Date:  March 26, 1997
William B. Smith
Chairman of the Board of Directors


/s/E. Davisson Hardman, Jr.                  Date:  March 26, 1997
E. Davisson Hardman, Jr.
Director


/s/Lawrence Volpe                            Date:  March 26, 1997
Lawrence Volpe
Director


/s/Ronald T. Carman                          Date:  March 26, 1997
Ronald T. Carman
Director

                                      SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



By:   TEMPO-LP, Inc.


By:   /s/E. Davisson Hardman, Jr.                    Date:  March 26, 1997
      E. Davisson Hardman, Jr.
      President

By:   /s/Lawrence Volpe                              Date:  March 26, 1997
      Lawrence Volpe
      Controller
      (Principal Financial and Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

TEMPO-LP, Inc.

/s/William B. Smith                         Date:  March 26, 1997
William B. Smith
Chairman of the Board of Directors


/s/E. Davisson Hardman, Jr.                 Date:  March 26, 1997
E. Davisson Hardman, Jr.
Director


/s/Lawrence Volpe                           Date:  March 26, 1997
Lawrence Volpe
Director


/s/Ronald T. Carman                         Date:  March 26, 1997
Ronald T. Carman
Director

                 Exhibit Index for Dean Witter/Coldwell Banker Realty
                             Tax Exempt Mortgage Fund, L.P.


Exhibit No.                   Description

(3)(a)(i)*      Certificate of Incorporation of TEMPO-LP,
                Inc. Incorporated by reference to Exhibit
                3(a) to Registrants' Registration
                Statement, No. 33-6216, filed on June 4,
                1986.

     (ii)*      Certificate of Amendment of Certificate of
                Incorporation of TEMPO-LP, Inc.
                Incorporated by reference to Exhibit
                3(a)(ii) to Pre-Effective amendment No. 1 to Registrants' Registration Statement, No.
                33-6216, filed on August 25, 1986.

(3)(b)* By laws of TEMPO-LP, Inc. Incorporated by reference to Exhibit 3(b) of Registrants'
                Statement, No. 33-6216, filed on June 4,
                1986.

(3)(c)*         Certificate of Limited Partnership of Dean
                Witter/Coldwell Banker Tax Exempt Mortgage
                Fund, L.P. Incorporated by reference to
                Exhibit 4(a)(i) to Pre-Effective Amendment
                No. 1 to Registrants' Registration
                Statement, No. 33-6216, filed on August 25,
                1986.

(3)(d)*         Form of Agreement of Limited Partnership.
                Incorporated by reference to Exhibit D to.

                Registrants' Prospectus, dated October 8,
                1986, included in the Registrants'
                Registration Statement No. 33-6216.

(4)(a)*         Certificate of Limited Partnership of Dean
                Witter/Coldwell Banker Tax Exempt Mortgage
                Fund, L.P. Incorporated by reference to
                Exhibit 4(a)(i) to Pre-Effective Amendment
                No. 1 to Registrants' Registration
                Statement, No. 33-6216, filed on August 25,
                1986.

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

(4)(e)*         Form of Agreement of Limited Partnership.
                Incorporated by reference to Exhibit D to Registrants Prospectus, dated October 8,
                1986, included in the Registrants'
                Registration Statement, No. 33-6216.

(10)(a)* Mortgage bond, dated March 12, 1987, with respect to Park at Landmark. Incorporated by reference to Exhibit 10(a) in Registrants' Report on Form 8-K, Commission
                File No. 0-15764, dated March 12, 1987.

(10)(b)* Mortgage bond, dated July 16, 1987, with respect to Wildcreek Apartments.
                Incorporated by reference to Exhibit 10(a) in Registrants' Report on Form 8-K,
                Commission File No. 0-15764, dated July 16,
                1987.

(10)(c)* Mortgage bond, dated September 22, 1987, with respect to Burlington Arboretum
                Apartments.  Incorporated by reference to
                Exhibit 10(a) in Registrants' Report on
                Form 8-K, Commission File No. 0-15764,
                dated September 22, 1987.

(10)(d)*        Mortgage bond, dated December 16, 1987,
                with respect to SunBrook Apartments.
                Incorporated by reference to Exhibit 10(a) in Registrants' Report on Form 8-K,
                Commission File No. 0-15764, dated December
                16, 1987.

(10)(e)*        Mortgage bond, dated December 21, 1987,
                with respect to Highridge Apartments.
                Incorporated by reference to Exhibit 10(a) in Registrants' Report on Form 8-K,
                Commission File No. 0-15764, dated December
                21, 1987.

(10)(f)*        Mortgage bond, dated December 31, 1987,
                with respect to Fountain Head Apartments.
                Incorporated by reference to Exhibit 10(a) in Registrants' Report on Form 8-K,
                Commission File No. 0-15764, dated December
                31, 1987.


(10)(g)* Mortgage bond, dated September 23, 1988, with respect to Pine Club Apartments.
                Incorporated by reference to Exhibit 10(a) in Registrants' Report on Form 8-K,
                Commission File No. 0-15764, dated
                September 23, 1988.

(10)(h)*        Mortgage bond, dated November 14, 1988,
                with respect to Township in Hampton Woods
                Apartments.  Incorporated by reference to
                Exhibit 10(a) in Registrants' Report on
                Form 8-K, Commission File No. 0-15764,
                dated November 14, 1988.

(10)(i)*        Amended mortgage bonds, dated July 29,
                1994, with respect to Burlington Arboretum
                Apartments.  Incorporated by reference to
                Exhibit (10)(i) in Registrant's Report on
                Form 10-K for the year ended December 31, 1995.

                *  Incorporated by reference.

   (d)          Financial Statements Schedule - Financial
                Statement of Burlington Arboretum Limited
                Partnership.

(27)            Financial Data Schedule.