Form 10-Q
period 1997-03-31
WITTER DEAN COLDWELL BANKER TAX EXEMPT MORTGAGE FUND LP
filed 1997-05-15
CIK 794449

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                      For the period ended March 31, 1997

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

                 Yes      X         No

                               PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                 DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                                       BALANCE SHEETS

                                                            March 31,      December 31,
                                                              1997             1996

                                           ASSETS
Cash and cash equivalents                                 $  5,089,948     $  4,743,191

Investments in revenue bonds available for sale            111,348,000      110,696,721

Deferred bond selection fee, net                               994,788        1,048,032

Escrowed funds                                                 669,182          774,756

Accrued interest receivable                                    458,356        1,015,685

                                                          $118,560,274     $118,278,385



                              LIABILITIES AND PARTNERS' CAPITAL

Excess of equity in losses of property-owning
  investees over investments therein                      $  6,170,741     $  6,098,642

Accounts payable and other liabilities                         893,659          908,516

                                                             7,064,400        7,007,158

Partners' capital:
  Net unrealized gain on revenue bonds available
     for sale                                                3,425,911        2,774,632
  General Partner                                             (655,733)        (647,230)
  Limited Partner Assigned Benefit Certificates
     (7,454,110 ABCs outstanding)                          108,725,696      109,143,825
  Total Partner's capital                                  111,495,874      111,271,227

                                                          $118,560,274     $118,278,385








                       See accompanying notes to financial statements.
/TABLE

                 DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                                  STATEMENTS OF OPERATIONS

                         Three months ended March 31, 1997 and 1996


                                                             1997             1996
Interest income:
  Revenue bonds                                           $2,208,608       $2,292,782
  Short-term investments                                      28,497           34,048

                                                           2,237,105        2,326,830

Equity in losses of property-owning investees                 72,099          232,003

Expenses:
  General and administrative                                 118,120           94,216

Net income                                                $2,046,886       $2,000,611

Net income allocated to:
  Limited partners                                        $2,005,948       $1,960,599
  General partner                                             40,938           40,012
                                                          $2,046,886       $2,000,611

Net income per Assigned Benefit Certificate               $      .27       $      .26























                       See accompanying notes to financial statements.
/TABLE

                 DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                               STATEMENT OF PARTNERS' CAPITAL

                              Three months ended March 31, 1997


                                                                  Net
                                                               Unrealized
                                                                 Gain on
                                       Limited       General     Revenue
                                       Partner       Partner      Bonds         Total

Partners' capital (deficit) at      $109,143,825   $(647,230)  $2,774,632   $111,271,227
  December 31, 1996

Net income                             2,005,948      40,938                   2,046,886

Cash distributions                    (2,424,077)    (49,441)                 (2,473,518)

Net change in fair value of revenue
  bonds available for sale                -             -         651,279        651,279

Partners' capital (deficit) at
  March 31, 1997                    $108,725,696   $(655,733)  $3,425,911   $111,495,874

























                       See accompanying notes to financial statements.
/TABLE

                 DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                                  STATEMENTS OF CASH FLOWS

                         Three months ended March 31, 1997 and 1996

                                                                     1997          1996
Cash flows from operating activities:
  Net income                                                     $ 2,046,886   $ 2,000,611
  Adjustments to reconcile net income to net cash provided
  by operating activities:
    Equity in losses of property-owning investees                     72,099       232,003
    Amortization of deferred bond selection fee                       53,244        53,244
    Decrease in accrued interest receivable                          557,329        85,676
    Decrease in escrowed funds                                       105,574        87,211
    Decrease in accounts payable and other liabilities               (14,857)      (62,629)

      Net cash provided by operating activities                    2,820,275     2,396,116

Cash flows used in investing activities:
  Investment in property-owning investee                               -           (15,000)

Cash flows used in financing activities:
  Cash distributions                                              (2,473,518)   (2,281,870)

Increase in cash and cash equivalents                                346,757        99,246

Cash and cash equivalents at beginning of period                   4,743,191     5,255,586

Cash and cash equivalents at end of period                       $ 5,089,948   $ 5,354,832












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

These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996 Operating results of interim periods may not be indicative of the operating results for the entire year.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" in February, 1997. This pronouncement establishes standards for computing and presenting earnings per share, and is effective for the Partnership's 1997 year-end financial statements. The Partnership's management has determined that this standard will have no impact on the Partnership's computation or presentation of net income per unit of limited partnership interest.

2.  Investment in Revenue Bonds

The Partnership recognized provisions for uncollectible interest of $250,075 and $254,970 for the three months ended March 31, 1997 and 1996, respectively, which amounts represent accrued but unpaid interest on the Park at Landmark revenue bond in 1997 and 1996. These amounts were recorded as a reduction of interest income from revenue bonds.

Because the revenue bonds are not readily marketable, the Partnership estimates the fair value of each bond as the present value of its expected cash flows using a rate of interest for similar investments taking into account the estimated value of the underlying collateral. The process of determining the fair value of the revenue bonds is based upon projections of future economic events affecting the real estate collateralizing the bonds such as property occupancy rates, rental rates, operating cost inflation, market capitalization rates, and upon market interest rates; therefore, amounts ultimately collected from the revenue bonds may differ materially from their carrying values. The cash flow used in this process are based on good faith estimates and assumptions developed by the Managing General Partner. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore, actual results may vary from the estimates and the variance may be material.

The amortized cost basis of the revenue bonds was $107,922,089 at March 31, 1997 and December 31, 1996. Net unrealized gain on revenue bonds consists of gross unrealized gains and losses of $7,640,000 and $4,214,089, respectively, at March 31, 1997 and
$7,498,238 and $4,723,606, respectively, at December 31, 1996.

The Partnership has been notified by the owner of the Township at Hampton Woods property that the owner intends to prepay its revenue bond in June 1997.

3.  Related Party Transactions

An affiliate of the General Partner performs bond servicing and administrative functions, processes investor transactions and prepares tax information for the Partnership. For each of the three-months ended March 31, 1997 and 1996, the Partnership incurred approximately $129,000 for these services. As of March 31, 1997, the affiliate was owed approximately $97,000 for these services. Another affiliate of the General Partner earned fees of $25,787 and $25,115 for the management of the Park at Landmark property during the three months ended March 31, 1997 and 1996, respectively. As of March 31, 1997, the affiliate was owed $8,530 by the owner of Park at Landmark for these services.

4.  Litigation

Various public partnerships sponsored by Realty (including the Partnership and its Managing General Partner) are defendants in purported class action lawsuits pending in state and federal court. The complaints allege a number of claims, including breach of fiduciary duty, fraud and misrepresentation, and seek an accounting of profits, compensatory and other damages in an unspecified amount, possible liquidation of the Partnership under a receiver's supervision and other equitable relief. The defendants are vigorously defending these actions. It is impossible to predict the effect, if any, the outcome of these actions might have on the Partnership's financial statements.

On or about August 27, 1996, an ABC Holder in the Partnership filed a petition against the Partnership and the General Partner. The action seeks access to the list of ABC holders and Limited Partners in the Partnership and unspecified damages for alleged breaches of fiduciary duty by the General Partner in connection with the refusal to provide such list. The Partnership and the General Partner believe that they have good defenses in the action.

5.  Cash Distributions

On May 12, 1997, the Partnership paid a cash distribution of $2,424,077 to the Investors ($0.325 per ABC) and $49,441 to the General Partner.

                                TEMPO-LP, INC.

                                BALANCE SHEETS
                                                  March 31,     December 31,
                                                     1997           1996

                                    ASSETS
Cash                                              $  900          $  900

Investment in Partnership, at cost                   100             100



                             STOCKHOLDERS' EQUITY

Common stock, $1 par value, 1,000 shares
  authorized and outstanding                      $1,000          $1,000























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

Continued moderate economic growth resulted in steady demand for apartment units during the first quarter 1997, although rate increases were not prevalent in every region of the country. In general, rental rates did not increase significantly during the first quarter 1997 due to competition from new apartment projects and the relative affordability of single-family housing.
Development of new apartments continues to increase in the Southeast and Southwest and new construction has also occurred in some midwest, northeast, and west coast markets.

Because the revenue bonds owned by the Partnership are not readily marketable, the Partnership estimates the fair value of each bond as the present value of its expected cash flows using a rate of interest for similar investments taking into account the estimated value of the underlying collateral. The process of determining the fair value of the revenue bonds is based upon projections of future economic events affecting the real estate collateralizing the bonds such as property occupancy rates, rental rates, operating cost inflation, market capitalization rates, and upon market interest rates; therefore, amounts ultimately collected from the revenue bonds may differ materially from their carrying values. The cash flows used in this process are based on good faith estimates and assumptions developed by the Managing General Partner.
Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore, actual results may vary from the estimates and the variance may be material.

The payment status of each revenue bond during the three months ended March 31, 1997 was as follows:

Cash flow from the High Ridge Apartments, Township in Hampton Woods Apartments, Wildcreek Apartments and Burlington Arboretum Apartments properties enabled their owners to pay debt service during the three months ended March 31, 1997 at effective interest rates of 7.75%, 8.50%, 8.66% and 7.65%, respectively. These payment rates equaled or exceeded the minimum interest required on the respective loans; the excess payments were applied to base interest. During the remainder of 1997, each of these properties is expected to operate at a modest cash flow surplus after payment of minimum debt service and, therefore, should be able to continue to pay a portion of base interest during 1997.

Cash flow from the Pine Club Apartments enabled their owner to pay minimum debt service. The property is expected to generate sufficient cash flow to pay minimum debt service during the remainder of 1997.

During the three months ended March 31, 1997, the Fountain Head property, owned 50% each by the Partnership and Fountain Head Partners, an unaffiliated party, operated at approximately breakeven on a cash flow basis (after required minimum debt service and additions to replacement reserves) and the General Partner expects that it will continue to do so during the remainder of 1997. As of March 31, 1997, Fountain Head Partners has a remaining commitment to fund property operating deficits of $26,500 secured by a letter of credit in favor of the Partnership.

All of the cash flow generated by the SunBrook property (which is partly owned by the Partnership) is paid to the Partnership. The property operated at a modest cash flow surplus for the three months ended March 31, 1997 and the owner was able to pay its minimum debt service. Cash flow from the property is expected to be sufficient to fully pay minimum debt service during the remainder of 1997.

All of the cash flow generated by the Part at Landmark property (which is partly owned by the Partnership) is paid to the Partnership. During the three months ended March 31, 1997, the Partnership received $399,612 from the property; this amount was less than required minimum debt service by $250,075. The Partnership believes that cash flow from the property will not be sufficient to fully pay minimum debt service for the next several years.

On May 12, 1997, the Partnership paid the first quarter cash distribution of $2,424,077 to the Investors ($0.325 per ABC) and $49,441 to the General Partner.

The Partnership has been notified by the owner of the Township at Hampton Woods property that the owner intends to prepay its $10,800,000 revenue bond in June 1997. If the bond is prepaid, proceeds will be distributed to the Investors and the Partnership's cash flow available for distribution will decrease. The Partnership received approximately $920,000 of minimum interest on the bond for the year-ended December 31, 1996.

Except as discussed herein and in the financial statements, the General Partner is not aware of any trends or events, commitments or uncertainties that may have a material impact on liquidity.

In June 1996, the Internal Revenue Service published final regulations with respect to the modification of debt instruments. These regulations, effective September 24, 1996, limit the type and extent of direct, indirect and implied modifications that can be made by a bond holder with respect to the terms of the revenue bonds without adversely affecting the tax-exempt status of the revenue bonds. The Partnership is in the process of determining what actions, if any, should be taken with respect to certain of the revenue bonds held by the Partnership which may be subject to the provisions of these regulations.

Operations

Fluctuations in the Partnership's operating results for the three-months ended March 31, 1997 compared to the three-months ended March 31, 1996 were primarily attributable to the following:

Interest income from revenue bonds decreased during the first quarter of 1997 primarily due to $108,000 of interest received in the first quarter of 1996 from the Township in Hampton Woods property pertaining to the settlement of its loan default.

Equity in losses of property-owning investees decreased in 1997 primarily due to increased rental income at the Sunbrook and Park at Landmark properties. This increase was due to occupancy increases at both properties, and an increase in rental rates at the Sunbrook property.

General and administrative expenses increased during the first quarter of 1997 primarily due to increased costs related to investor reporting.

A summary of the markets in which the Properties are located is as follows:

Burlington Arboretum Apartments, located in Burlington, MA, a suburb of Boston, is in a strong market with a current vacancy rate of approximately 5%. Average occupancy during the first quarter was 96% and the owner anticipates increasing rental rates by approximately 2.5% in the second quarter.

The Park at Landmark property, located in Alexandria, VA, continues to operate in a very competitive market experiencing a vacancy rate of approximately 10%. The property has discontinued offering rental concessions and free rent to compete with surrounding properties; however, market conditions may cause these concessions to be reinstated sometime in 1997. Average occupancy at the property during the first quarter was 92%.

Pine Club Apartments, located in Orlando, FL, operates in a market with a current vacancy rate of approximately 6%. The market continues to remain strong due to steady employment growth in the Orlando area. The completion of several new high-end luxury complexes in 1996 has not negatively affected the property. Average occupancy at the property during the first quarter was 93%. Pine Club anticipates increasing rents slightly during the second quarter 1997.

SunBrook Apartments, located in St. Charles County, MO, a suburb of St. Louis, is in a market currently experiencing a vacancy rate of approximately 7%. The complex consists primarily of furnished apartments and offers short-term leases to corporate renters. Market demand for the units increases during the spring and summer months. Rent increases of approximately 3% are projected in 1997. Average occupancy during the first quarter was 83%.

Wildcreek Apartments, located in Clarkston, GA, a suburb of Atlanta, is in a mature market with a current vacancy rate of approximately 10%. At the property, average occupancy during the first quarter was 95%. Rental rates were increased slightly during the first quarter. There is minimal new apartment construction in this sub-market.

The Township in Hampton Woods property, located in Hampton, VA, operates in a market (with a vacancy rate of approximately 7%) which is primarily dependent on the defense industry. This market remains competitive as newly constructed units will be completed in the second quarter of 1997 and will impact the property in the future. Average occupancy at the property was 92%.

High Ridge Apartments, located in Albuquerque, NM, operates in a weakening market experiencing a current vacancy rate of approximately 9%. Competing apartment buildings continue to offer rental concessions to attract new tenants, and High Ridge has decreased rents on some units to remain competitive. New construction in the market may adversely impact the property in 1997. Occupancy at the property remained at 98%.

Fountain Head Apartments, located in Kansas City, MO, operates in a market with a vacancy rate of 5%. Average occupancy during the first quarter was 96% and rent increases are planned for 1997. New apartment units are under construction, but they are not expected to adversely affect the property.

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


                               DEAN WITTER/COLDWELL BANKER
                               TAX EXEMPT MORTGAGE FUND, L.P.


                                By:  TEMPO-GP, INC.
                                     Managing General Partner


Date:  May 15, 1997             By:  /s/E. Davisson Hardman, Jr.
                                     E. Davisson Hardman, Jr.
                                     President


Date:  May 15, 1997             By:  /s/Lawrence Volpe
                                     Lawrence Volpe
                                     Controller
                                     (Principal Financial and
                                       Accounting Officer)


                                     TEMPO-LP, INC.


Date:  May 15, 1997                  By:   /s/E. Davisson Hardman, Jr.
                                           E. Davisson Hardman, Jr.
                                           President


Date:  May 15, 1997                  By:   /s/Lawrence Volpe
                                           Lawrence Volpe
                                           Controller
                                           (Principal Financial and
                                            Accounting Officer)
                                 Exhibit Index


                         Quarter Ended March 31, 1997




Exhibit
  No.                                Description

 27                           Financial Data Schedule
























                                      E1