Form 10-Q
period 1997-06-30
WITTER DEAN COLDWELL BANKER TAX EXEMPT MORTGAGE FUND LP
filed 1997-08-13
CIK 794449

5




                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

    [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
               For the period ended June 30, 1997

                               OR

    [   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

                          Page 1 of 20

                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

   DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

BALANCE SHEETS
                                              June 30, December
31,
                                                1997       1996

                             ASSETS
Cash and cash equivalents                    $  4,684,788   $
4,743,191

Investments in revenue bonds available for sale
111,747,000                                   110,696,721

Deferred bond selection fee, net                  941,545
1,048,032

Escrowed funds                                    832,949
774,756

Accrued interest receivable                       571,437
1,015,685

                                             $118,777,719
$118,278,385


                LIABILITIES AND PARTNERS' CAPITAL

Excess of equity in losses of property-owning investees
 over investments therein                    $  6,187,157   $
6,098,642

Accounts payable and other liabilities          1,049,474
908,516

                                                7,236,631
7,007,158

Partners' capital:
 Net unrealized gain on revenue bonds available for sale
3,824,911                                       2,774,632
  General partner                                (662,780)
(647,230)
  Limited partner Assigned Benefit Certificates
   (7,454,110 ABCs outstanding)               108,378,957
109,143,825

 Total Partners' capital                      111,541,088
111,271,227

                                             $118,777,719
$118,278,385

  See accompanying notes to consolidated financial statements.

   DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                        INCOME STATEMENTS

        Three and six months ended June 30, 1997 and 1996


                              Three months ended          Six
months ended
                                  June 30,           June 30,
                              1997     1996      1997     1996
Interest income:
 Revenue bonds             $2,207,278         $2,310,451
$4,415,886                 $4,603,233
 Short-term investments        49,208             43,468
77,705                         77,516

                            2,256,486          2,353,919
4,493,591                   4,680,749

Equity in losses of property-owning     40,211            318,267
112,310                       550,270
 investees

Expenses:
 General and administrative             96,544             93,548
214,664                       187,764

Net income                 $2,119,731         $1,942,104
$4,166,617                 $3,942,715

Net income allocated to:
 Limited Partner           $2,077,337         $1,903,262
$4,083,285                 $3,863,861
 General Partner               42,394             38,842
83,332                         78,854
                           $2,119,731         $1,942,104
$4,166,617                 $3,942,715

Net income per Assigned Benefit
 Certificate               $      .28         $      .26    $
 .55  $      .52













  See accompanying notes to consolidated financial statements.

   DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                 STATEMENT OF PARTNERS' CAPITAL

                 Six months ended June 30, 1997
                                                 Net
                                             Unrealized
                                               Gain on
                         Limited    General    Revenue
                         Partner    Partner     Bonds      Total
Partners' capital (deficit) at
 December 31, 1996     $109,143,825          $(647,230)
$2,774,632             $111,271,227

Net income                4,083,285             83,332
4,166,617

Cash distributions       (4,848,153)           (98,882)
(4,947,035)

Net change in fair value of
 revenue bonds available for
 sale                                    -        -    1,050,279
1,050,279

Partners' capital (deficit) at
 June 30, 1997         $108,378,957          $(662,780)
$3,824,911             $111,541,088





















  See accompanying notes to consolidated financial statements.

   DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                    STATEMENTS OF CASH FLOWS

             Six months ended June 30, 1997 and 1996

                                                1997       1996
Cash flows from operating activities:
 Net income                                  $ 4,166,617    $
3,942,715
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Equity in losses of property-owning investees
112,310                                          550,270
   Amortization of deferred bond selection fee
106,487                                          106,487
   Decrease (increase) in accrued interest receivable
444,248                                         (132,247)
   Increase in escrowed funds                    (58,193)
(49,881)
   Increase in accounts payable and other liabilities
140,958                                           51,842

     Net cash provided by operating activities
4,912,427                                      4,469,186

Cash flows used in investing activities:
 Investment in property-owning investees         (23,795)
(15,000)

Cash flows used in financing activities:
 Cash distributions                           (4,947,035)
(4,563,740)

Decrease in cash and cash equivalents            (58,403)
(109,554)

Cash and cash equivalents at beginning of period
4,743,191                                      5,255,586

Cash and cash equivalents at end of period   $ 4,684,788    $
5,146,032














        See accompanying notes to consolidated financial
                           statements.

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

 DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND,
                         L.P.

             NOTES TO FINANCIAL STATEMENTS

2.   Investment in Revenue Bonds

The Partnership recognized provisions for uncollectible interest of $644,095 and $431,654 for the six months ended June 30, 1997 and 1996, respectively, which amounts represent accrued but unpaid interest on the Park at Landmark revenue bond in 1997 and 1996. These amounts were recorded as a reduction of interest income from revenue bonds. The Partnership has estimated that the fair value of the Park at Landmark property (the underlying collateral on the revenue bond) is greater than the carrying value of the revenue bond.

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

The  amortized  cost  basis of the  revenue  bonds  was
$107,922,089  at June 30, 1997 and December  31,  1996.
Net  unrealized gain on revenue bonds consists of gross
unrealized   gains   and  losses  of   $7,583,000   and
$3,758,089,   respectively,  at  June  30,   1997   and
$7,498,238  and $4,723,606, respectively,  at  December
31, 1996.

 DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND,
                         L.P.

             NOTES TO FINANCIAL STATEMENTS

The  Partnership  and  the owner  of  the  Township  in
Hampton  Woods  property are currently in  negotiations
for  the  repayment  by the owner  of  its  $10,800,000
revenue bond.

3.   Related Party Transactions

An  affiliate  of  the  General Partner  performs  bond
servicing   and  administrative  functions,   processes
investor transactions and prepares tax information  for
the Partnership.  For each of the six-months ended June
30,   1997   and   1996,   the   Partnership   incurred
approximately $258,000 for these services.  As of  June
30, 1997, the affiliate was owed approximately $97,000 for these services.
Another affiliate of the General Partner earned fees of $52,175 and $50,058 for the management of the Park at Landmark property during the six months ended June 30, 1997 and 1996, respectively. As of June 30, 1997, the affiliate was owed approximately $8,900 by the owner of Park at Landmark for these services.

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

 DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND,
                         L.P.

             NOTES TO FINANCIAL STATEMENTS

refusal to provide such list. The Partnership and the General Partner believe that they have good defenses in the action.

5.   Cash Distributions

On August 11, 1997, the Partnership paid a cash distribution of $2,422,588 to the Investors ($0.325 per ABC) and $49,441 to the General Partner.

                     TEMPO-LP INC.

                    BALANCE SHEETS


                                    June  30,  December
31,
                                      1997       1996

                        ASSETS
Cash                               $  900     $  900

Investment in Partnership, at cost    100        100

                                   $1,000     $1,000


                 STOCKHOLDER'S EQUITY

Common stock, $1 par value, 1,000 shares
  authorized and outstanding       $1,000     $1,000
















               See accompanying note.

                     TEMPO-LP INC.

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

The  Corporation's  capital  stock  is  owned  by  Dean
Witter, Discover & Co.
 DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND,
                         L.P.

                     TEMPO-LP INC.

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

The economic expansion continues and has provided for a
rebound  in  real  estate markets.   In  the  apartment
sector, supply and demand are generally in balance and continued moderate economic growth resulted in steady demand for apartment units during the second quarter
1997. Rental rates did not increase significantly during the second quarter 1997 due to competition from new apartment projects.

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

 DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND,
                         L.P.

                     TEMPO-LP INC.

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

The payment status of each revenue bond during the six months ended June 30, 1997 was as follows:

Cash  flow from the High Ridge Apartments, Township  in
Hampton  Woods  Apartments,  Wildcreek  Apartments  and
Burlington  Arboretum  Apartments  properties   enabled
their  owners to pay debt service during the six months
ended  June  30,  1997 at effective interest  rates  of
7.89%,  8.52%,  8.65%  and 8.58%, respectively.   These
payment rates equaled or exceeded the minimum interest required on the respective loans; the excess payments were applied to base interest. During the remainder of 1997, each of these properties is expected to operate at a modest cash flow surplus after payment of minimum debt service and, therefore, should be able to continue to pay a portion of base interest during 1997.

Cash flow from the Pine Club Apartments enabled their owner to pay minimum debt service. The property is expected to generate sufficient cash flow to pay minimum debt service during the remainder of 1997.

During the six months ended June 30, 1997, the Fountain
Head  property,  owned 50% each by the Partnership  and
Fountain Head Partners, an unaffiliated party, operated
at  approximately breakeven on a cash flow basis (after
required   minimum  debt  service  and   additions   to
replacement   reserves)   and   the   General   Partner

 DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND,
                         L.P.

                     TEMPO-LP INC.

expects that it will continue to do so during the remainder of 1997. As of June 30, 1997, Fountain Head
Partners has a remaining commitment to fund property operating deficits of $26,500 secured by a letter of credit in favor of the Partnership.

All of the cash flow generated by the SunBrook property
(which is partly owned by the Partnership) is paid to the Partnership. The property operated at a modest cash flow surplus for the six months ended June 30, 1997 and the owner was able to pay its minimum debt service. Cash flow from the property is expected to be sufficient to fully pay minimum debt service during the remainder of 1997.

All  of the cash flow generated by the Park at Landmark
property (which is partly owned by the Partnership)  is
paid  to the Partnership.  During the six months  ended
June  30, 1997, the Partnership received $655,280  from
the  property;  this  amount  was  less  than  required
minimum  debt  service  by $644,095.   The  Partnership
believes that cash flow from the property will  not  be
sufficient  to fully pay minimum debt service  for  the
next  several  years.   However,  the  Partnership  has
estimated that the value of the property exceeds the carrying value of the loan.

On  August  11, 1997, the Partnership paid  the  second
quarter   cash  distribution  of  $2,422,588   to   the
Investors  ($0.325 per ABC) and $49,441 to the  General
Partner.

The  Partnership has been notified by the owner of  the
Township  in  Hampton  Woods property  of  the  owner's
intention to prepay its $10,800,000 revenue bond during
the  third  quarter of 1997.  Both parties are  in  the
process  of  determining  the total  prepayment  amount
which is contingent on the agreed-upon market value  of
the property.  If the bond is prepaid, proceeds will be
distributed to the Investors and the Partnership's cash
flow  available  for distribution will  decrease.   The
Partnership received approximately $920,000 of minimum interest on the bond for the year-ended December 31, 1996.
 DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND,
                         L.P.

                     TEMPO-LP INC.

Accrued interest receivable decreased primarily due to the accrual of approximately $558,000 of interest from the Park at Landmark property at December 31, 1996, which was received in January 1997.

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

Operations

Fluctuations in the Partnership's operating results for
the  three- and six-month periods ended June  30,  1997
compared to 1996 were primarily attributable to the following:

Interest income from revenue bonds decreased during the
three  months ended June 30, 1997 primarily  due  to  a
decrease   in  interest  from  the  Park  at   Landmark
property,  offset by increased interest primarily  from
the   Burlington  Arboretum  and  Wildcreek  Apartments
properties of approximately $148,000.  Interest  income
from  revenue  bonds decreased during  the  six  months
ended June 30, 1997 due to a decrease in interest  from
the Park at Landmark ($212,000) and Township in Hampton
Woods  ($137,000) properties.  The Township in  Hampton
Woods   decrease   is  primarily  attributable   to   a
nonrecurring $108,000 loan default settlement  received
in  the  first  quarter of 1996.  These decreases  were
offset   by  increased  interest  primarily  from   the
Burlington Arboretum property.
 DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND,
                         L.P.

                     TEMPO-LP INC.

Equity in losses of property-owning investees decreased
during  the three- and six-months ended June  30,  1997
due to decreased bond interest payments on the Park  at
Landmark   property  of  approximately   $217,000   and
$212,000,   respectively.   Equity   in   losses   also
decreased   during  both  periods  primarily   due   to
increased rental income at the Sunbrook, Park at Landmark and Fountainhead properties; no individual property accounted for a significant portion of the increase.

General and administrative expenses increased during the six months ended June 30, 1997 primarily due to increased costs related to investor reporting.

A summary of the markets in which the Properties are located is as follows:

Burlington Arboretum Apartments, located in Burlington,
MA,  a  suburb  of Boston, continues to  operate  in  a
strong   market   with  a  current  vacancy   rate   of
approximately  5%. Occupancy during the second  quarter
increased   to  98%  and  rental  rates  increased   by
approximately 4% in the second quarter. New apartment construction is planned in several nearby counties which, if completed, would add nearly 1,500 apartments into this region. All planned properties are luxury-type apartments with anticipated rents above current rents at Burlington Arboretum Apartments. As a result, relatively high rents may be sustained in this market in the near term, but excess supply may negatively affect rents and occupancy levels over the longer term.

The  Park  at Landmark property, located in Alexandria,
VA,  continues to operate in a very competitive  market
experiencing a vacancy rate of approximately 10%.   The
property  has discontinued offering rental  concessions
and  free  rent to compete with surrounding  properties
and  minimal  rent  increases have  occured  at  a  few
competing   properties.   Occupancy  at  the   property
increased to 94% during the second quarter.

 DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND,
                         L.P.

                     TEMPO-LP INC.

Pine  Club Apartments, located in Orlando, FL, operates
in   a   market   with  a  current  vacancy   rate   of
approximately  6%.   The  market  continues  to  remain
strong  due to steady employment growth in the  Orlando
area.   The  completion of several new high-end  luxury
complexes  in  1996  has  not negatively  affected  the
property.  Occupancy at the property during the  second
quarter decreased to 90% due to unexpected tenant move-
outs.    These  units  are  expected  to  be  re-leased
quickly.   Pine  Club increased rents approximately  2%
during the second quarter 1997.

SunBrook Apartments, located in St. Charles County, MO,
a  suburb  of  St.  Louis, is  in  a  market  currently
experiencing a vacancy rate of approximately  7%.   The
complex consists primarily of furnished apartments  and
offers  short-term leases to corporate renters.  Market
demand  for  the units increases during the spring  and
summer  months and occupancy during the second  quarter
increased  to 92%.  Rent increases of approximately  3%
were initiated in the second quarter.

Wildcreek  Apartments,  located  in  Clarkston,  GA,  a
suburb of Atlanta, is in a mature market with a current
vacancy  rate of approximately 10%. There continues  to
be   minimal  new apartment construction in  this  sub-
market   and  rental  rates  have  remained   stagnant.
Occupancy at the property decreased to 94% during the second quarter.

The  Township  in  Hampton Woods property,  located  in
Hampton, VA, operates in a market (with a vacancy  rate
of  approximately 5%) which is primarily  dependent  on
the  defense industry.  This market continues to remain
very competitive as an adjacent property completed  new
units  in  the second quarter of 1997 which is expected
to  negatively  impact  the property.   Additional  new
construction in progress is also expected to negatively affect the property in the future. Occupancy at the property increased to 94%.

 DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND,
                         L.P.

                     TEMPO-LP INC.

High  Ridge Apartments, located in Albuquerque, NM,  is
in  a  weakening market experiencing a current  vacancy
rate   of   approximately  9%.    Competing   apartment
buildings  continue  to  offer  rental  concessions  to
attract  new  tenants  and the property  has  decreased
rents  on selected units to remain competitive.   Newly
completed units in the market in the second quarter may
adversely  impact the property in 1997.   Occupancy  at
the property decreased to 94%.

Fountain  Head Apartments, located in Kansas City,  MO,
operates  in  a  market  with a  vacancy  rate  of  5%.
Occupancy  during the second quarter increased  to  98%
and  an  approximate 2% rent increase occurred  in  the
second   quarter.   New  apartment  units   are   under
construction, but are not expected to adversely affect the property.

Inflation

Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.


 DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND,
                         L.P.

                     TEMPO-LP INC.


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

       (a)  Exhibits

             An exhibit index has been filed as part of this Report
            on Page E1.

 DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND,
                         L.P.

                     TEMPO-LP INC.

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

                                 DEAN   WITTER/COLDWELL
BANKER
                              TAX EXEMPT MORTGAGE FUND,
L.P.

                         By:       TEMPO-GP, INC.
                              Managing General Partner


Date:   August  13,  1997    By:        /s/E.  Davisson
Hardman, Jr.
                              E. Davisson Hardman, Jr.
                              President


Date:   August  13, 1997       By:          /s/Lawrence
Volpe
                              Lawrence Volpe
                              Controller
                               (Principal Financial and
Accounting Officer)


                              TEMPO-LP, INC.

Date:   August  13,  1997       By:     /s/E.  Davisson
Hardman, Jr.                       E. Davisson Hardman,
Jr.
                              President


Date:  August 13, 1997      By:    /s/Lawrence Volpe
                              Lawrence Volpe
                              Controller
                              (Principal Financial and
                               Accounting Officer)

                    Exhibit Index


             Quarter Ended June 30, 1997




Exhibit
  No.                       Description

 27                  Financial Data Schedule






























                          E1