Form 10-Q
period 1997-09-30
WITTER DEAN COLDWELL BANKER TAX EXEMPT MORTGAGE FUND LP
filed 1997-11-13
CIK 794449

5




                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

    [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     For the period ended September 30, 1997

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

                          Page 1 of 21

                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

   DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

BALANCE SHEETS
                                             September 30,
December 31,
                                                1997       1996
                             ASSETS

Cash and cash equivalents                    $  5,024,383   $
4,743,191

Investments in revenue bonds available for sale
117,786,000                                   110,696,721

Deferred bond selection fee, net                  888,301
1,048,032

Escrowed funds                                    932,251
774,756

Accrued interest receivable                       458,356
1,015,685

                                             $125,089,291
$118,278,385


                LIABILITIES AND PARTNERS' CAPITAL

Excess of equity in losses of property-owning investees
 over investments therein                    $  6,656,249   $
6,098,642

Accounts payable and other liabilities          1,127,799
908,516

                                                7,784,048
7,007,158

Partners' capital:
 Net unrealized gain on revenue bonds available for sale
9,863,911                                       2,774,632
  General partner                                (668,277)
(647,230)
  Limited partner Assigned Benefit Certificates
   (7,454,110 ABCs outstanding)               108,109,609
109,143,825

Total Partners' capital                       117,305,243
111,271,227

                                             $125,089,291
$118,278,385

  See accompanying notes to consolidated financial statements.

   DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                        INCOME STATEMENTS

     Three and nine months ended September 30, 1997 and 1996


                              Three months ended          Nine
months ended
                                 September 30,
September 30,
                              1997     1996      1997     1996
Interest income:
 Revenue bonds             $2,797,259         $2,215,666
$7,213,145                 $6,818,899
 Short-term investments        60,221             38,858
137,926                       116,374

                            2,857,480          2,254,524
7,351,071                   6,935,273

Equity in losses of property-owning
 investees                    524,277             50,093
636,587                       600,363

Expenses:
 General and administrative            136,019             85,990
350,683                       273,754

Net income                 $2,197,184         $2,118,441
$6,363,801                 $6,061,156

Net income allocated to:
 Limited partner           $2,153,240         $2,076,072
$6,236,525                 $5,939,933
 General partner               43,944             42,369
127,276                       121,223
                           $2,197,184         $2,118,441
$6,363,801                 $6,061,156

Net income per Assigned Benefit
 Certificate               $      .29         $     .28     $
 .84  $      .80













  See accompanying notes to consolidated financial statements.

   DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                 STATEMENT OF PARTNERS' CAPITAL

              Nine months ended September 30, 1997
                                                 Net
                                             Unrealized
                                               Gain on
                         Limited    General    Revenue
                         Partner    Partner     Bonds      Total
Partners' capital (deficit) at
 December 31, 1996     $109,143,825          $(647,230)
$2,774,632             $111,271,227

Net income                6,236,525            127,276
6,363,801

Cash distributions       (7,270,741)          (148,323)
(7,419,064)

Net change in fair value of
 revenue bonds available
 for sale                    -          -     7,089,279
7,089,279

Partners' capital (deficit) at
 September 30, 1997    $108,109,609          $(668,277)
$9,863,911             $117,305,243





















  See accompanying notes to consolidated financial statements.

   DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                    STATEMENTS OF CASH FLOWS

          Nine months ended September 30, 1997 and 1996

                                                1997       1996
Cash flows from operating activities:
 Net income                                  $ 6,363,801    $
6,061,156
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Equity in losses of property-owning investees
636,587                                          600,363
   Amortization of deferred bond selection fee
159,731                                          159,731
   Decrease in accrued interest receivable       557,329
86,909
   Increase in escrowed funds                   (157,495)
(135,482)
   Increase in accounts payable and other liabilities
219,283                                          231,737

     Net cash provided by operating activities
7,779,236                                      7,004,414

Cash flows used in investing activities:
 Investment in property-owning investees         (78,980)
(15,000)

Cash flows used in financing activities:
 Cash distributions                           (7,419,064)
(6,845,610)

Increase in cash and cash equivalents            281,192
143,804

Cash and cash equivalents at beginning of period
4,743,191                                      5,255,586

Cash and cash equivalents at end of period   $ 5,024,383    $
5,399,390














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

These   financial   statements  should   be   read   in
conjunction with the annual financial statements and notes thereto included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996. Operating results of interim periods may not be indicative of the operating results for the entire year.

The  Financial Accounting Standards Board has  recently
issued    several    new   accounting   pronouncements.
Statement  No.  128,  "Earnings per Share"  establishes
standards  for  computing and presenting  earnings  per
share,   and   Statement  No.   129,   "Disclosure   of
Information   about   Capital  Structure"   establishes
standards for disclosing information about an  entity's
capital   structure.   These  two  standards  will   be
effective for the Partnership's 1997 year-end financial
statements.     Statement    No.    130,     "Reporting
Comprehensive   Income"   establishes   standards   for
reporting and display of comprehensive income  and  its
components.   Statement  No.  131,  "Disclosures  about
Segments of an Enterprise and Related Information" establishes standards for the way that public business

 DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND,
                         L.P.

             NOTES TO FINANCIAL STATEMENTS

enterprises report information about operating segments
in  annual financial statements and requires that those
enterprises report selected information about operating
segments   in  interim  financial  reports  issued   to
shareholders.    It  also  establishes  standards   for
related   disclosure  about  products   and   services,
geographic  areas,  and  major  customers.   These  two
standards  are  effective for  the  Partnership's  1998
financial statements.

Management of the Partnership does not believe that these new standards will have any effect on the Partnership's computation or presentation of net income or net income per unit of limited partnership interest, or its disclosures of capital structure, or other disclosures, except that changes in net unrealized gains or losses on the Partnership's revenue bonds will be included in a computation of comprehensive income and comprehensive income per ABC.

2.   Investment in Revenue Bonds

The Partnership recognized provisions for uncollectible
interest  of $685,547 and $729,134 for the nine  months
ended  September 30, 1997 and 1996, respectively, which
amounts  represent accrued but unpaid interest  on  the
Park  at  Landmark  revenue bond.  These  amounts  were
recorded as a reduction of interest income from revenue
bonds.   The  Partnership has estimated that  the  fair
value of the Park at Landmark property (the underlying collateral on the revenue bond) is greater than the carrying value of the revenue bond.

Because  the  revenue bonds are not readily marketable,
the  Partnership estimates the fair value of each  bond
as the present value of its expected cash flows using a
rate  of  interest for similar investments taking  into
account   the   estimated  value  of   the   underlying
collateral.  The process of determining the fair  value
of  the  revenue  bonds is based  upon  projections  of
future   economic  events  affecting  the  real  estate
collateralizing  the bonds such as  property  occupancy
rates,   rental   rates,  operating   cost   inflation,

 DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND,
                         L.P.

             NOTES TO FINANCIAL STATEMENTS

market  capitalization rates, and upon market  interest
rates; therefore, amounts ultimately collected from the
revenue bonds may differ materially from their carrying
values.  The cash flows used in this process are  based
on  good  faith estimates and assumptions developed  by
the   General   Partner.   Unanticipated   events   and
circumstances may occur and some assumptions may not materialize; therefore, actual results may vary from the estimates and the variance may be material.

The amortized cost basis of the revenue bonds was $107,922,089 at September 30, 1997 and December 31,
1996. Net unrealized gain on revenue bonds consists of gross unrealized gains and losses of $9,984,000 and $120,089, respectively, at September 30, 1997 and
$7,498,238  and $4,723,606, respectively,  at  December
31, 1996.

On October 24, 1997, Mid-America Apartment Communities,
Inc.  purchased the Township in Hampton  Woods  revenue
bond from the Partnership for the outstanding principal
balance due of $10,800,000 and deferred interest due of
approximately  $762,000.  The  net  proceeds,  totaling
approximately  $11,562,000, were received  in  cash  at
closing.   The Partnership will distribute the proceeds
to the Investors during the fourth quarter of 1997.

3.   Related Party Transactions

An  affiliate  of  the  General Partner  performs  bond
servicing   and  administrative  functions,   processes
investor transactions and prepares tax information  for
the  Partnership.   For each of the  nine-months  ended
September  30, 1997 and 1996, the Partnership  incurred
approximately  $386,000  for  these  services.   As  of
September   30,   1997,   the   affiliate   was    owed
approximately  $15,600  for  these  services.   Another
affiliate of the General Partner earned fees of $79,615 and $76,424 for the management of the Park at Landmark property during the nine months ended September 30, 1997 and 1996, respectively. As of September 30, 1997, the

 DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND,
                         L.P.

             NOTES TO FINANCIAL STATEMENTS

affiliate was owed approximately $9,172 by the owner of Park at Landmark for these services.

4.     Litigation

Various   public  partnerships  sponsored   by   Realty
(including the Partnership and its General Partner) are
defendants  in purported class action lawsuits  pending
in  state  and federal court. The complaints  allege  a
number  of claims, including breach of fiduciary  duty,
fraud and misrepresentation, and seek an accounting  of
profits,   compensatory  and  other   damages   in   an
unspecified   amount,  possible  liquidation   of   the
Partnership  under a receiver's supervision  and  other
equitable   relief.   The  defendants  are   vigorously
defending these actions. It is impossible to predict the effect, if any, the outcome of these actions might have on the Partnership's financial statements.

On  or  about  August  27, 1996,  an  Investor  in  the
Partnership  filed a petition against  the  Partnership
and  the  General Partner.  The action seeks access  to
the  list  of  Investors and Limited  Partners  in  the
Partnership   and  unspecified  damages   for   alleged
breaches  of fiduciary duty by the General  Partner  in
connection with the refusal to provide such list.   The
Partnership and the General Partner believe that they have good defenses in the action.

5.   Cash Distributions

On November 12, 1997, the Partnership paid a cash distribution of $2,422,588 to the Investors ($0.325 per ABC) and $49,441 to the General Partner.


                     TEMPO-LP INC.

                    BALANCE SHEETS


                                     September      30,
December 31,
                                                   1997
1996

                        ASSETS
Cash                               $  900     $  900

Investment in Partnership, at cost    100        100

                                   $1,000     $1,000


                 STOCKHOLDER'S EQUITY

Common stock, $1 par value, 1,000 shares
  authorized and outstanding       $1,000     $1,000
















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

The  Corporation's  capital stock is  owned  by  Morgan
Stanley, Dean Witter, Discover & Co.
 DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND,
                         L.P.

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

On  October 24, 1997 the Partnership sold the  Township
in  the  Hampton  Woods revenue bond for  approximately
$11,562,000  (see Note 2 to the consolidated  financial
statements).   The  Partnership  will  distribute   the
proceeds from the sale to the Investors during the fourth quarter of 1997. During 1996 and the nine-months ending September 30, 1997, the Partnership's cash interest received on the bond was approximately
$1,060,000 and $717,000, respectively.

Due  to favorable operating fundamentals and increasing
investor interest in apartment properties, the Managing
General   Partner  is  considering  a   sale   of   the
Partnership's mortgage investments and equity ownership
interests  in  order  to capitalize  on  improved  real
estate  and loan values.  The Managing General  Partner
has                                            retained

 DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND,
                         L.P.

             NOTES TO FINANCIAL STATEMENTS

a broker to assist in the sale of these investments, but there is no assurance that any sale will be completed.

As   of   September  30,  1997,  the  Partnership   has
commitments  to  contribute approximately  $71,000  for
building   improvements  at  the  Sunbrook   Apartments
property in which the Partnership has a 50% equity interest.

Strong  growth  in  many markets continued  to  provide
increased  demand  for  apartments  during  the   third
quarter   of   1997.   Rising  rents  and  appreciating
apartment values have led to apartment construction  in
certain  areas.  In and around cities such as  Atlanta,
Orlando,  Albuquerque and Washington,  D.C.,  apartment
development  has increased, with much  of  the  current
construction  targeted at the luxury apartment  market.
The  addition of luxury units is generally positive  in
the    short-term;    however,   continued    apartment
development (luxury or otherwise) that creates an oversupply may negatively affect occupancy levels, rental rates and property values over the longer term.

Because the revenue bonds owned by the Partnership  are
not  readily marketable, the Partnership estimates  the
fair  value  of each bond as the present value  of  its
expected  cash  flows  using a  rate  of  interest  for
similar  investments taking into account the  estimated
value  of  the underlying collateral.  The  process  of
determining  the  fair value of the  revenue  bonds  is
based   upon  projections  of  future  economic  events
affecting  the  real estate collateralizing  the  bonds
such   as  property  occupancy  rates,  rental   rates,
operating   costs,  inflation,  market   capitalization
rates,  and  upon  market  interest  rates;  therefore,
amounts ultimately collected from the revenue bonds may
differ materially from their carrying values.  The cash
flows  used  in  this process are based on  good  faith
estimates  and  assumptions developed by  the  Managing
General    Partner.     Unanticipated    events     and
circumstances may occur and some assumptions may not materialize; therefore, actual results may vary from the estimates and the variance may be material.
 DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND,
                         L.P.

                     TEMPO-LP INC.

The payment status of each revenue bond during the nine months ended September 30, 1997 was as follows:

Cash  flow  from  the High Ridge Apartments,  Wildcreek
Apartments    and   Burlington   Arboretum   Apartments
properties  enabled their owners to  pay  debt  service
during  the  nine months ended September  30,  1997  at
effective  interest rates of 7.91%,  8.58%  and  8.74%,
respectively.  These payment rates equaled or  exceeded
the  minimum interest required on the respective loans;
the  excess  payments were applied  to  base  interest.
During  the remainder of 1997, each of these properties
is  expected  to operate at a modest cash flow  surplus
after  payment of minimum debt service and,  therefore,
should  be  able to continue to pay a portion  of  base
interest  during  1997.  The owner of the  Township  in
Hampton  Woods  property  paid  debt  service   at   an
effective rate of 8.85%. As described above, the Partnership sold the Township in Hampton Woods bond on October 24, 1997.

Cash flow from the Pine Club Apartments enabled its owner to pay minimum debt service. The property is expected to generate sufficient cash flow to pay minimum debt service during the remainder of 1997.

During  the nine months ended September 30,  1997,  the
Fountain   Head  property,  owned  50%  each   by   the
Partnership and Fountain Head Partners, an unaffiliated party, operated at approximately breakeven on a cash flow basis (after required minimum debt service and additions to replacement reserves) and the General
Partner expects that it will continue to do so during the remainder of 1997. As of September 30, 1997,
Fountain Head Partners has a remaining commitment to fund property operating deficits of $26,500 secured by a letter of credit in favor of the Partnership.

All of the cash flow generated by the SunBrook property
(which  is partly owned by the Partnership) is paid  to
the  Partnership.  The property operated at a cash flow
surplus  for the nine months ended September  30,  1997
and  the  owner  was  able  to  pay  its  minimum  debt

 DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND,
                         L.P.

                     TEMPO-LP INC.

service and additional base interest at an effective interest rate of 9.30%. Cash flow from the property is expected to be sufficient to fully pay minimum debt service during the remainder of 1997.

All  of the cash flow generated by the Park at Landmark
property (which is partly owned by the Partnership)  is
paid  to the Partnership.  During the nine months ended
September 30, 1997, the Partnership received $1,263,515
from  the  property; this amount was less than required
minimum  debt  service  by $685,547.   The  Partnership
believes that cash flow from the property will  not  be
sufficient  to fully pay minimum debt service  for  the
next  several  years.   However,  the  Partnership  has
estimated that the value of the property exceeds the carrying value of the loan.

On  November 12, 1997, the Partnership paid  the  third
quarter   cash  distribution  of  $2,422,588   to   the
Investors  ($0.325 per ABC) and $49,441 to the  General
Partner.

Accrued interest receivable decreased primarily due  to
the  receipt in January 1997 of approximately  $558,000
of accrued interest from the Park at Landmark property at December 31, 1996.

Except   as  discussed  herein  and  in  the  financial
statements, the General Partner is not aware of any trends or events, commitments or uncertainties that may have a material impact on liquidity.

In  June  1996, the Internal Revenue Service  published
final  regulations with respect to the modification  of
debt   instruments.    These   regulations,   effective
September  24,  1996,  limit the  type  and  extent  of
direct, indirect and implied modifications that can  be
made by a bond holder with respect to the terms of  the
revenue  bonds  without adversely  affecting  the  tax-
exempt status of the revenue bonds.  The Partnership is
in  the  process of determining what actions,  if  any,
should   be   taken   with  respect   to   certain   of

 DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND,
                         L.P.

                     TEMPO-LP INC.

the revenue bonds held by the Partnership which may be subject to the provisions of these regulations.

Operations

Fluctuations in the Partnership's operating results for the three- and nine-month periods ended September 30, 1997 compared to 1996 were primarily attributable to the following:

Interest income from revenue bonds increased during the
three months ended September 30, 1997 primarily due  to
increases  in  interest  from  the  Park  at  Landmark,
($256,000),   Sunbrook   ($250,000),   and   Burlington
Arboretum ($115,000) properties. Interest income from revenue bonds increased during the nine months ended
September 30, 1997 primarily due to increases in interest from the Burlington Arboretum and Sunbrook
Apartments properties, offset by decreased interest primarily from the Township in Hampton Woods property due to a loan default settlement received in the first quarter of 1996; none of the increases during the nine months was individually significant.

Equity in losses of property-owning investees increased
during the three-months ended September 30, 1997 due to
increased  bond  interest  payments  on  the  Park   at
Landmark   and   Sunbrook  Apartments   properties   of
approximately $256,000 and $250,000, respectively.

General and administrative expenses increased during the nine months ended September 30, 1997 primarily due to increased costs related to the marketing of the revenue bonds for possible sale.

A summary of the markets in which the Properties are located is as follows:

Burlington Arboretum Apartments, located in Burlington,
MA,  a  suburb  of Boston, continues to  operate  in  a
strong   market   with  a  current  vacancy   rate   of
approximately     2%.     Occupancy     during      the

 DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND,
                         L.P.

                     TEMPO-LP INC.

third  quarter remained at 98%.  Rental rates  remained
steady.    No  rent  increases  are  planned  for   the
remainder  of  1997.   New  apartment  construction  is
planned in several nearby counties which, if completed,
would  add  nearly 1,500 apartments into  this  region.
All  planned properties are luxury-type apartments with
anticipated  rents  above current rents  at  Burlington
Arboretum  Apartments.   As a result,  relatively  high
rents may be sustained in this market in the near term, however, rental rates may become more competitive over the longer term.

The  Park  at Landmark property, located in Alexandria,
VA,  continues to operate in a very competitive  market
experiencing  a  vacancy  rate  of  approximately  10%.
Rental  concessions  and free rent  are  no  longer  in
effect   at   most  properties  and  a  few  properties
increased rent slightly.  Rents have increased slightly
on  some units at the property during the third quarter
of  1997.  Occupancy at the property increased  to  97%
during the third quarter.

Pine  Club Apartments, located in Orlando, FL, operates
in   a   market   with  a  current  vacancy   rate   of
approximately 6%. The market remains strong due to continued growth in the Orlando area. Several high-end luxury complexes completed in 1996 have not negatively affected the property. Occupancy at the property during the third quarter increased slightly to 91%. No rent increases occurred during the third quarter and none are planned during the remainder of 1997.

SunBrook Apartments, located in St. Charles County, MO,
a  suburb  of  St.  Louis, is  in  a  market  currently
experiencing a vacancy rate of approximately  7%.   The
complex consists primarily of furnished apartments and offers short-term leases to corporate renters. Market demand for the units increases during the spring and early summer months, and decreases during the late summer, fall, and winter months. Occupancy during the third quarter decreased to 87% No rent increases occurred during the third quarter and none are planned during the remainder of 1997.
 DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND,
                         L.P.

                     TEMPO-LP INC.

Wildcreek  Apartments,  located  in  Clarkston,  GA,  a
suburb  of  Atlanta, is in a highly competitive  market
with a current vacancy rate of approximately 10%. There
continues to be  minimal new apartment construction  in
this   sub-market  and  rental  rates   have   remained
stagnant.   Occupancy at the property remained  at  94%
during the third quarter.

High  Ridge Apartments, located in Albuquerque, NM,  is
in  a weak market currently experiencing a vacancy rate
of  approximately  9%.  Competing  apartment  buildings
continue  to  offer rental concessions to  attract  new
tenants  and  the  property  has  decreased  rents   on
selected  units  to  remain  competitive.   New   units
completed  in  the second quarter may adversely  impact
the  property  in  1997.   Occupancy  at  the  property
remained at 94%.

Fountain  Head Apartments, located in Kansas City,  MO,
is  in  a  stable  market with a vacancy  rate  of  5%.
Occupancy  during  the third quarter remained  at  98%.
Rental rates remained flat during the third quarter and
no increases are planned for 1997.  New apartment units
are  under  construction,  but  are  not  expected   to
adversely affect the property.

The  Township in Hampton Woods property was 95%  leased
during  the  third quarter.  The bond  encumbering  the
property  was  sold by the Partnership on  October  24,
1997   (See   Note  2  to  the  consolidated  financial
statements).

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

                                 DEAN   WITTER/COLDWELL
BANKER
                              TAX EXEMPT MORTGAGE FUND,
L.P.

                         By:       TEMPO-GP, INC.
                              Managing General Partner


Date:   November  13,  1997  By:        /s/E.  Davisson
Hardman, Jr.
                              E. Davisson Hardman, Jr.
                              President


Date:   November  13, 1997     By:          /s/Lawrence
Volpe
                              Lawrence Volpe
                              Controller
                               (Principal Financial and
Accounting Officer)


                              TEMPO-LP, INC.

Date:   November  13,  1997     By:     /s/E.  Davisson
Hardman, Jr.                       E. Davisson Hardman,
Jr.
                              President


Date:  November 13, 1997    By:    /s/Lawrence Volpe
                              Lawrence Volpe
                              Controller
                              (Principal Financial and
                               Accounting Officer)

                    Exhibit Index


           Quarter Ended September 30, 1997




Exhibit
  No.                       Description

 27                  Financial Data Schedule






























                          E1