Form 10-K
period 1997-12-31
WITTER DEAN COLDWELL BANKER TAX EXEMPT MORTGAGE FUND LP
filed 1998-03-31
CIK 794449

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                        FORM 10-K

[ X ]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 1997

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

                                   TEMPO-LP, Inc.
                                     58-1710930
                         (IRS Employer Identification No.)

   2 World Trade Center, New York, NY     10048
(Address of principal executive offices)(Zip Code)

Registrant's  telephone  number,  including  area  code:    (212)
392-1054

Securities registered pursuant to Section 12(b) of the Act:

Title of each className of each exchange on which registered
       None                         None

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

           DOCUMENTS INCORPORATED BY REFERENCE
                                     NonePART I

ITEM 1.  BUSINESS

Dean Witter/Coldwell Banker Tax Exempt Mortgage Fund, L.P. (the "Partnership"), is a limited partnership formed in August 1986 under the Uniform Limited Partnership Act of the State of Delaware to invest in a portfolio of federally tax-exempt revenue bonds. These bonds, which are commonly known as industrial development or revenue bonds, were issued as special obligations of various state or local governments or their agencies or authorities. The proceeds of such bonds were used to fund mortgage loans to finance the construction and/or ownership of income-producing multi-family residential properties. Each of the revenue bonds is primarily secured by the real property financed by the mortgage loan.

TEMPO-GP Inc. (the "General Partner"), a Delaware corporation which is wholly-owned by Morgan Stanley Dean Witter & Co. ("MWD") is the sole general partner of the Partnership. The General Partner manages and controls the affairs of the Partnership. The terms of the transactions between the Partnership and the General Partner and its affiliates are set forth in the financial statements in Item 8 and in Item 13 below.

TEMPO-LP Inc. (the "Limited Partner"), a Delaware corporation wholly-owned by MWD, is the sole limited partner of the Partnership. The Limited Partner assigned its interests in the Partnership to investors; such interests are represented by assigned benefit certificates ("ABCs"). The Limited Partner acts as nominee or agent for the investors with respect to matters pertaining to the Partnership. The Limited Partner has no power to conduct any other business or investment activity. The Partnership and the Limited Partner are sometimes collectively referred to herein as the "Registrants".

In 1986, the Partnership issued 7,454,110 units of ABCs with
gross  proceeds  from  the offering  of  $149,082,200.   The
offering has been terminated and no additional ABCs will be sold.

The proceeds from the offering were used to purchase ten series of revenue bonds which funded the development and/or ownership of eight multi-family residential properties (the "Properties"). The terms of the mortgage loans funded by the revenue bonds mirror the terms of the corresponding revenue bonds. The mortgage loans are obligations of the respective owners of the Properties and are collateralized by first mortgages on the Properties. The revenue bonds are non-recourse with respect to the issuers of the bonds. The revenue bonds and the related mortgage loans and Properties are described in Item 2 and the Notes to the financial statements in Item 8.

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

One of the revenue bonds was sold in October 1997. On February 26, 1998, the Partnership sold the remaining revenue bonds and its ownership interests in the properties collateralizing certain bonds. Pursuant to the Partnership's Agreement of Limited Partnership, the sale effectuated the dissolution of the Partnership and, accordingly, after the final distribution of remaining net cash proceeds from the sale and any other remaining cash from operations or reserves, the Partnership will terminate. See Note 1 to the financial statements in Item 8.

The Registrants have no employees.

Effective February 26, 1998, the Partnership is dissolved and is no longer conducting business. Its activities are limited to winding up its affairs.

ITEM 2.  PROPERTIES

The  Registrants' principal offices are located at Two World
Trade  Center,  New York, New York 10048.   The  Registrants
have no other offices.

On February 26, 1998, the Partnership sold the revenue bonds and its ownership interests in the properties collateralizing certain bonds. Pursuant to the Partnership's Agreement of Limited Partnership, the sale effectuated the dissolution of the Partnership, and, accordingly, after the final distribution of remaining net cash proceeds from the sale and any other remaining cash from operations or reserves, the Partnership will terminate. See Note 1 to the financial statements in Item 8.

The following table lists the revenue bonds the Partnership owned during 1997 and the corresponding mortgage loans and
Properties:

                Original                   Property Maturity
                   Bond/Loan         Closing        Location
Occupancy       Date of
Property          Principal       Date         of   Property
12/31/97        Bond/Loan
Park   at   Landmark1          $   34,650,000        3/12/87
Alexandria, VA           90%   6/1/08

Burlington Arboretum
  Apartments        29,326,500   9/22/87     Burlington,  MA
99%             9/22/11

SunBrook  Apartments2        16,325,000       12/16/87   St.
Charles
                                   County,  MO           74%
12/1/11

Pine Club Apartments       13,600,000      9/23/88  Orlando,
FL              90%      9/1/12

Wildcreek    Apartments          11,000,000          7/16/87
Clarkston, GA            89%   7/1/11

The Township in Hampton
   Woods4            10,800,000    11/14/88     Hampton,  VA
-  11/1/09

High    Ridge   Apartments         9,900,000        12/21/87
Albuquerque, NM          93%   12/1/11

Fountain   Head   Apartments3          4,900,000    12/31/87
Kansas City, MO          98%   12/1/08

   Total        $130,501,500

1.               The  Partnership and an  affiliate  of  the
General  Partner each owned a 50% interest in the     entity
which owns the property. The property consists of land and two high-rise buildings containing 396 units.

2.               The  Partnership and an  affiliate  of  the
General  Partner each owned a 50% interest in the     entity
which owns the property.  The property consists of land  and
30 buildings containing 476    units.

3.               The Partnership and Fountain Head Partners,
an  unaffiliated party, each owned a 50% interest    in  the
entity  which owns the property.  The property  consists  of
land and eight buildings       containing 112 units.

4.              The Partnership sold the Township in Hampton
Woods revenue bond on October 24, 1997.

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

On or about August 27, 1996, David Johnson, an ABC Holder in the Partnership, filed a petition in the Circuit Court of Jackson County, Missouri, at Kansas City against the Partnership and the General Partner. The action seeks access to the list of ABC holders and Limited Partners in the Partnership and unspecified damages for alleged breaches of fiduciary duty by the General Partner in connection with the refusal to provide such list. By court order the list was provided to the plaintiff in exchange for an agreement to maintain its confidentiality. The Partnership and the General Partner believe that they have good defenses to the remainder of the action and intend vigorously to defend it.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF ABC HOLDERS

Beginning December 29, 1997 and until January 30, 1998, the General Partner solicited the consent of the ABC Holders to the proposed sale by the Partnership of substantially all the Partnership's assets and the subsequent dissolution, liquidation and termination of the Partnership, all as more fully set forth in the General Partner's Information Statement dated December 29, 1997. Effective February 2, 1998, the General Partner determined that the requisite consent of the ABC Holders had been obtained. The consent of the ABC Holders reulted in the sale of substantially all of the Partnership's non-cash assets and the dissolution of the Partnership, and is expected to result in the subsequent liquidation and termination of the Partnership. The number of limited partnership interests assigned to the ABC Holders that consented to or withheld consent from the proposal, and the number of abstentions and broker non-votes with respect to the proposal, is as follows:

 Approval of Proposed Sale and Dissolution, Liquidation and
                         Termination

Consented     Withheld Consent   Abstained      Broker  Non-
Votes
5,284,437       125,675          103,575           0

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

As of March 17, 1998, there were 7,467 Investors.

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

During 1997, the Partnership paid cash distributions aggregating $21,444,963 with $21,247,200 ($2.85 per ABC)
distributed to the Investors and $197,763 to the General Partner. $11,553,870 ($1.55 per ABC) of the distribution to the Investors was from sales proceeds from the Township in Hampton Woods revenue bond (see Note 4 to the financial statements in Item 8). During 1996, the Partnership paid cash distributions aggregating $9,317,637 with $9,131,285 ($1.23 per ABC) distributed to the Investors and $186,352 to the General Partner.

On February 11, 1998, the Partnership paid the fourth quarter distribution of $2,422,586 to the Investors ($0.325 per ABC) and $49,441 to the General Partner.

On February 26, 1998, the Partnership sold the revenue bonds and its ownership interests in the properties collateralizing certain bonds. Pursuant to the Partnership's Agreement of Limited Partnership, the sale effectuated the dissolution of the Partnership. See Note 1 to the financial statements in Item 8.

On   February   27,   1998   the   Partnership   distributed
$111,811,650 ($15.00 per ABC) to the Investors from the sales proceeds.

ITEM 6.  SELECTED FINANCIAL DATA

The following sets forth a summary of selected financial data for the Partnership:

  Years ended December 31, 1997, 1996, 1995, 1994, and 1993

                  1997             1996      1995       1994
1993
Total interest
   revenues     $10,109,725        $    9,423,166          $
8,850,629   $  8,489,768      $  7,566,890

Net  income  (loss)    $ 9,004,230        $   8,090,628    $
7,559,369   $  6,846,233      $(11,269,051)1

Net income (loss)
   per  ABC     $       1.18        $        1.06          $
0.99        $       0.90      $      (1.48)

Cash distributions
  paid  per ABC2       $      2.853       $        1.23    $
0.96        $       0.85      $       .925

Total assets at
   December   31           $133,272,601         $118,278,385
$116,437,154         $114,045,499       $109,894,827
___________________

1.Includes a $17.3 million loss on impairment recorded for the Park at Landmark and Burlington Arboretum
  Apartments revenue bonds properties.

2.Distributions paid to the Investors include a return of capital per ABC of $1.67, $.16, $.55, $.85, and $.925 for the years ended December 31, 1997, 1996, 1995, 1994 and 1993, respectively, calculated as the excess of cash distributed per ABC over accumulated earnings per ABC not previously distributed.

3.Includes proceeds from the sale of the Township in Hampton Woods revenue bond of $1.55 per ABC.

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

One of the revenue bonds was sold in October 1997. On February 26, 1998, the Partnership sold the remaining revenue bonds and its ownership interests in the properties collateralizing certain bonds. Pursuant to the Partnership's Agreement of Limited Partnership, the sale effectuated the dissolution of the Partnership, and accordingly, after the final distribution of remaining net cash proceeds from the sale and any other remaining cash from operations or reserves, the Partnership will terminate. See Note 1 to the financial statements in Item 8.

Cash flow generated by the Properties was the primary source of all payments due the Partnership under the terms of the revenue bonds, which are collateralized by the Properties.

The   Partnership's  business  is  indirectly  affected   by
competition to the extent that the Properties may be subject to competition from neighboring properties.

Nationally, apartment vacancies were trending downward in 1997. Demand for apartments grew as a result of new household formation, an increasing immigrant population and a growing number of affluent families and individuals that prefer apartment living over home ownership. Apartment construction remained modest, except in certain areas of the South and Southwest where the high level of ongoing and planned construction has negatively affected apartment fundamentals. Investors, including institutional, foreign and REIT investors, have purchased apartment properties and loans on apartment properties in many markets.

The revenue bonds and the related mortgage loans and properties are described in Note 4 to the financial statements in Item 8. The payment status of each revenue bond at December 31, 1997 was as follows:
Cash flow from the Burlington Arboretum Apartments, Wildcreek Apartments, Pine Club Apartments, Township in Hampton Woods and High Ridge Apartments properties enabled their owners to pay debt service in 1997 at effective interest rates of 8.63%, 8.51%, 7.52%, 17.49% and 7.85%, respectively, compared to effective rates in 1996 of 7.84%, 8.20%, 8.02%, 9.82% and 8.28%. These payment rates exceeded the minimum interest rates required on the respective loans, and the excess payments were applied to base interest due under the respective loans.

During 1997 and 1996, the Fountain Head property, owned 50% each by the Partnership and Fountain Head Partners, an unaffiliated party, operated at approximately breakeven on a cash flow basis. As of December 31, 1997, Fountain Head Partners had a remaining commitment to fund property operating deficits of approximately $26,500 secured by a letter of credit in favor of the Partnership.

All of the cash flow generated by the SunBrook property (which is partly owned by the Partnership) was paid to the Partnership. In 1997, the owner was able to pay its minimum debt service plus approximately $251,000 of interest in excess of minimum debt service. In 1996, the property operated at a modest cash flow surplus.

All of the cash flow generated by the Park at Landmark property (which is partly owned by the Partnership) was paid to the Partnership. During 1997, the Partnership received $1,521,538 from the property; this amount was less than required minimum debt service by $1,077,212. The Partnership believes that cash flow from the property will not be sufficient to fully pay minimum debt service for the next several years.

On February 11, 1998, the Partnership paid the fourth quarter cash distribution of $2,422,586 to the Investors
($0.325 per ABC) and $49,441 to the General Partner.

On   February   27,   1998   the   Partnership   distributed
$111,811,650 ($15.00 per ABC) to the Investors from the sales proceeds.

Operations

Fluctuations in the Partnership's operating results for  the years  ended  December 31, 1997 compared to  1996  and  1996
compared   to  1995  are  primarily  attributable   to   the
following:

Interest income from revenue bonds increased in 1997 compared to 1996 by $639,727, primarily because the Township in Hampton Woods property and the Burlington Arboretum property paid additional interest of approximately $477,000 and $232,000, respectively. No other individual revenue bond accounted for a significant portion of the difference. No individual revenue bond accounted for a significant portion of the increase in interest income in 1996 compared to 1995.

Equity in losses of property-owning investees in 1997 compared to 1996 decreased by $370,778, primarily because Park at Landmark paid approximately $240,000 less interest in 1997 than in 1996, and because rental income at Park at Landmark increased by approximately $165,000. The increase in equity in losses of property-owning investees from 1995 to 1996 was not significant.

Changes in interest income from short-term investments in 1997 compared to 1996 and 1996 compared to 1995 were not significant.

The  increase in general and administrative expense in  1997 compared  to 1996 was primarily attributable to legal  fees.
The decrease in 1996 compared to 1995 was not significant.

Subsequent to December 31, 1997, the Partnership sold substantially all of its non-cash assets. Accordingly, information regarding the markets in which the properties are located is not presented. Occupancy rates at the properties are in Item 2.

Inflation

Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                        INDEX

                                                   Page

(a) Financial Statements

Independent Auditors' Report                       12
Balance Sheets at December 31, 1997 and 1996       13
Statements of Operations for the years ended
  December 31, 1997, 1996 and 1995                 14
Statements of Partners' Capital for the years ended
  December 31, 1997, 1996 and 1995                 15
Statements of Cash Flows for the years ended
  December 31, 1997, 1996 and 1995                 16
Notes to Financial Statements                      17-28



                    TEMPO-LP, INC.

Independent Auditors' Report                       29
Balance Sheets at December 31, 1997 and 1996       30
Note to Balance Sheets                             31












All schedules have been omitted because either the required information is not applicable or the information is shown in the financial statements or notes thereto.


Independent Auditors' Report





To The Partners of
Dean Witter/Coldwell Banker Tax Exempt Mortgage Fund, LP


We  have  audited the accompanying balance  sheets  of  Dean
Witter/Coldwell  Banker Tax Exempt Mortgage  Fund,  LP  (the
"Partnership") as of December 31, 1997 and 1996, and the related statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Dean Witter/Coldwell Banker Tax Exempt Mortgage Fund, LP as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                             /s/Deloitte   &
Touche LLP
                                          DELOITTE &  TOUCHE
LLP



New York, New York
March 24, 1998

   DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                         BALANCE SHEETS
                   December 31, 1997 and 1996
                            (Note 1)
                                              1997        1996
                             ASSETS

Cash and cash equivalents                 $  4,231,538 $
4,743,191

Investments in revenue bonds               120,317,750
110,696,721

Deferred bond selection fees, net              835,058
1,048,032

Escrowed funds                                 747,222
774,756

Purchaser's deposit                          6,371,135        -

Accrued interest receivable and prepaid expenses          769,898
1,015,685
                                          $133,272,601
$118,278,385

                LIABILITIES AND PARTNERS' CAPITAL

Excess of equity in losses of property-owning
 investees over investments therein       $  6,579,631 $
6,098,642

Accounts payable and other liabilities       1,070,312
908,516

Purchaser's deposit                          6,371,135        -

                                            14,021,078
7,007,158

Partners' capital:
 Net unrealized gain on revenue bonds available
  for sale                                  23,195,661
2,774,632
 General Partner                              (664,908)
(647,230)
 Limited Partner Assigned Benefit Certificates
  (7,454,110 ABCs outstanding)              96,720,770
109,143,825

 Total Partners' capital                   119,251,523
111,271,227
                                          $133,272,601
$118,278,385

         See accompanying notes to financial statements.

   DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                        INCOME STATEMENTS

          Years ended December 31, 1997, 1996 and 1995
                                         1997               1996
1995
Interest income:
 Revenue bonds                      $ 9,905,342
$9,265,615                          $8,683,309
 Short-term investments                 204,383
157,551                                167,320

                                     10,109,725
9,423,166                            8,850,629

Equity in losses of property-owning investees     607,755
978,533                                926,852

Expenses:
 General and administrative             497,740
354,005                                364,408

Net income                          $ 9,004,230
$8,090,628                          $7,559,369

Net income allocated to:
 Limited partner                    $ 8,824,145
$7,928,815                          $7,408,182
 General partner                        180,085
161,813                                151,187

                                    $ 9,004,230
$8,090,628                          $7,559,369

Net income per Assigned Benefit Certificate   $      1.18   $
1.06  $      .99













         See accompanying notes to financial statements.

   DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                 STATEMENTS OF PARTNERS' CAPITAL

          Years ended December 31, 1997, 1996 and 1995
                                                 Net
                                             Unrealized
                                             Gain (loss)
                       Limited     General   on Revenue
                       Partner     Partner      Bonds       Total
Partner's capital (deficit)
 at December 31, 1994  $110,112,694          $(627,459)     $
(547,972)              $108,937,263

Net income                7,408,182            151,187
7,559,369

Cash distributions       (7,174,581)          (146,419)
(7,321,000)

Net change in fair value of
 revenue bonds available
 for sale                                      1,261,109
1,261,109

Partners' capital (deficit)
 at December 31, 1995   110,346,295           (622,691)
713,137                 110,436,741

Net income                7,928,815            161,813
8,090,628

Cash distributions       (9,131,285)          (186,352)
(9,317,637)

Net change in fair value of
 revenue bonds available
 for sale                                      2,061,495
2,061,495

Partners' capital (deficit)
 at December 31, 1996   109,143,825           (647,230)
2,774,632               111,271,227

Net income                8,824,145            180,085
9,004,230

Cash distributions      (21,247,200)          (197,763)
(21,444,963)

Net change in fair value of
 revenue bonds available
 for sale                                     20,421,029
20,421,029

Partners' capital (deficit)
 at December 31, 1997  $ 96,720,770          $(664,908)
$23,195,661            $119,251,523

         See accompanying notes to financial statements.

   DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                    STATEMENTS OF CASH FLOWS

          Years ended December 31, 1997, 1996 and 1995

                                         1997               1996
1995
Cash flows from operating activities:
 Net income                         $  9,004,230        $
8,090,628                           $ 7,559,369
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Equity in losses of property-owning investees
607,755                                 978,533
926,852
   Amortization of deferred bond selection fee
212,974                                 212,974
212,974
   (Increase) decrease in accrued interest
     receivable and prepaid expenses               245,787
(471,962)                               189,289
   Decrease (increase) in escrowed funds            27,534
(33,143)                                (13,969)
   Increase (decrease) in accounts payable
     and other liabilities               161,796
43,212                                  (92,234)

      Net cash provided by operating activities
10,260,076                            8,820,242
8,782,281

Cash flows (used in) provided by investing activities:
 Investment in property-owning investees          (126,766)
(15,000)                                 57,559

Cash flows from financing activities:
 Cash distributions                  (21,444,963)
(9,317,637)                          (7,321,000)
 Cash received on sale of mortgage revenue bond
10,800,000                                -         -

      Net cash used in financing activities    (10,644,963)
(9,317,637)                          (7,321,000)

Increase (decrease) in cash and cash equivalents
(511,653)                              (512,395)
1,518,840

Cash and cash equivalents at beginning of year
4,743,191                             5,255,586
3,736,746

Cash and cash equivalents of end of year      $  4,231,538  $
4,743,191                           $ 5,255,586




         See accompanying notes to financial statements.

   DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                 NOTES TO FINANCIAL STATEMENTS

                December 31, 1997, 1996 and 1995

1.  The Partnership and Basis of Presentation

Dean Witter/Coldwell Banker Tax Exempt Mortgage Fund, L.P. (the "Partnership") is a limited partnership organized under the laws of the State of Delaware in 1986. The Partnership is managed by TEMPO-GP Inc. (the "General Partner"), a subsidiary of Morgan Stanley Dean Witter & Co. ("MWD").

In 1986, the Partnership sold 7,454,110 units of Assigned Benefit Certificates ("ABCs") for $149,082,200. The holders of ABC's (the "Investors") were assigned limited partnership interests in the Partnership by Tempo-LP Inc. (the "Limited Partner"). The Limited Partner is a wholly-owned subsidiary of MWD and the sole limited partner in the Partnership. No additional ABCs will be sold.

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

Pursuant to a Bond Purchase Agreement and an Equity Interest Purchase Agreement, each dated as of November 21, 1997, in 1998 (a) the Partnership sold its revenue bonds to Merrill Lynch Portfolio Management, Inc., an unaffiliated party, for $120,317,750; (b) Dean Witter Realty, Inc., an affiliate of the Partnership ("Realty"), assigned its rights under various servicing agreements and related loan documents to service the mortgage loans underlying the revenue bonds to CAPREIT Residential Corporation, an unaffiliated party, for $1,832,250; (c) the Partnership sold its equity interest in Landmark Acquisition Corp., the owner of the Park at Landmark property to CAPREIT Landmark Limited Partnership, an unaffiliated party; (d) DW/CB/TEMP, Inc., a wholly-owned subsidiary of the Partnership, assigned its partnership interest in DWR SB Partnership, the owner of the Sunbrook property, to CAPREIT Sunbrook Limited Partnership, an unaffiliated party; (e) the Partnership and the General Partner assigned their special limited partnership interest in Pine Club Phase II, Ltd., the owner of the Pine Club Phase II property, to CAPREIT Operating Limited Partnership, an unaffiliated party, subject to the approval of the partners of Pine Club Phase II, Ltd.; (f) Realty sold its equity interest in Landmark Acquisition Corp. to CAPREIT Landmark Limited Partnership, an unaffiliated party; (g) SBA/DWR, Inc., a wholly-owned subsidiary of Realty, assigned its partnership interest in DWR SB Partnership to CAPREIT Sunbrook Limited Partnership; and (h) Realty assigned to the Partnership its rights to the proceeds of the assignment of its servicing rights, sale of its equity interest in Landmark Acquisition Corp. and assignment of SBA/DWR, Inc.'s partnership interest in DWR SB Partnership. The aggregate consideration for the sale of the equity interests and assignment of the foregoing partnership interests received by the Partnership was $4,100,000, which is net of a $750,000 charge to the escrow as described below.

The  aggregate consideration of $127,000,000 (the  "Purchase
Price") received by the Partnership upon closing of the Bond
Purchase   Agreement  and  Equity  Purchase  Agreement   was
determined by competitive auction.

The Purchaser deposited $6,350,000 with Seller, pursuant to the sales agreements, which was held in an interest bearing account.

The Partnership is required under the agreements to deposit into escrow $8,890,000, for a period of nine months, for the purpose of satisfying any and all claims for indemnification against the Partnership. The escrow shall be released to the Partnership immediately upon the expiration of the period ending nine months after the closing date, except for amounts subject to claims made prior to expiration of such period. Amounts subject to claims shall be disbursed from such escrow account pursuant to the resolution of such claims by a court of competent jurisdiction or by agreement of the parties.

The closing of the sale took place on February 26, 1998. The Partnership received approximately $111 million, in cash at closing, representing the sales price net of the Purchaser's security deposit, closing costs, and the escrow fund described in the preceding paragraph.

At closing, pursuant to the agreements, $750,000 was charged to  the  escrow  to  settle a claim for  indemnification  by
CAPREIT.   Accordingly, the amount remaining in such  escrow
fund is $8,140,000.

On   February   27,   1998   the   Partnership   distributed
$111,811,650 ($15.00 per ABC) to the Investors from the sales proceeds.

Pursuant to the Partnership's Agreement of Limited Partnership, the sale effectuated the dissolution of the Partnership and, accordingly, after the final distribution of remaining net cash proceeds from the sale and any other remaining cash from operations or reserves, the Partnership will be terminated.

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

The Partnership accounts for its investments in revenue bonds as investments in debt securities available for sale. Therefore, they are carried at estimated fair value, with unrealized gains and losses reported in a separate component of partners' capital. These unrealized gains and losses do not affect the cash flow generated from property operations, distributions to Investors, the characterization of the tax-exempt income stream or the financial obligations under the revenue bonds.

The carrying value of the revenue bonds at December 31, 1997 has been adjusted to their sales prices.

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

Escrowed   funds  represent  escrow  payments  by  borrowers
primarily for real estate taxes, insurance and replacement reserves for five of the Properties.

Net  income  per  ABC is calculated by dividing  net  income
allocated   to  the  Investors,  in  accordance   with   the
Partnership Agreement, by the number of ABCs outstanding.

No provision for income taxes has been made in the financial statements, since any liability for such taxes is that of the Investors rather than the Partnership.

The accounting policies used for tax reporting purposes differ from those used for financial reporting as follows:
(a) the Partnership's initial offering costs are capitalized, (b) its unrealized gains and losses to adjust revenue bonds to fair value, losses on other-than-temporary impairment and provisions for uncollectible interest will not be recognized until realized and (c) the equity method is not used to account for the Partnership's investments in property-owning entities. The tax basis of the Partnership's assets and liabilities is approximately $24.8 million higher than the amounts reported for financial statement purposes.

The Financial Accounting Standards Board ("FASB") has recently issued several new accounting pronouncements. Statement No. 130, "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components. Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas, and major customers. These two standards are effective for the Partnership's 1998 financial statements. The Partnership does not believe that these new standards will have any effect on the Partnership's computation or presentation of net income or net income per unit of limited partnership interest, or its disclosures of capital structure, or other disclosures.

The implementation in 1997 of FASB Statement No. 128, "Earnings Per Share" and Statement No. 129, "Disclosure of Information about Capital Structure", effective for the Partnership's 1997 year end, did not have any impact on the Partnership's financial statements.

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

Distributions paid to the Investors include returns of capital per ABC of $1.67, $.16 and $.55 for the years ended December 31, 1997, 1996 and 1995, calculated as the excess of cash distributed per ABC over accumulated earnings per ABC not previously distributed.

4.  Investment in Revenue Bonds

At December 31, 1997, the investment in revenue bonds consisted of the following:

                                    Par       Carrying    Minimum       Base
                 Location          Value        Value    Interest     Interest
Revenue Bond   of Property       Maturity      ($000)      ($000)       Rate
Rate
Burlington  Arboretum      Burlington,  MA        9/22/11  $
29,326         $ 29,732   5.35%  9.00%

Park   at  Landmark           Alexandria,  VA         6/1/08
34,650           25,597   7.50   9.50

Pine Club Apartments      Orlando, FL   9/1/12   13,600    16,848     7.50 9.50

SunBrook Apartments       St. Charles
                County, MO       12/1/11         16,325    16,179     7.25 9.25

Wildcreek Apartments      Clarkston, GA 7/1/11   11,000    13,627     7.50 9.50

High   Ridge  Apartments      Albuquerque,  MA       12/1/11
9,900            12,265   7.25   9.25

Fountain Head
 Apartments    Kansas City, MO   12/1/08          4,900     6,070     7.25 9.25

                                 $119,701      $120,318

The amortized cost basis of the revenue bonds was $97,122,089 and $107,922,089 at December 31, 1997 and 1996,
respectively.    Net  unrealized  gain  on   revenue   bonds
consisted of gross unrealized gains of $23,195,661 at December 31, 1997 and gross unrealized gains and losses of $7,498,238 and $4,723,606 respectively, at December 31, 1996.

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

The minimum interest rate is the contractual rate each borrower must pay to avoid default. If a property generated cash flow from operations after payment of interest at the minimum rate, interest was payable at the base rate. Otherwise, interest at the base rate will be payable at maturity of the bonds, or from proceeds from the sale or refinancing of the property.
Interest income above the minimum rate has been recorded only when the Partnership was paid such interest in cash.

The principal of each revenue bond is payable in a lump sum at maturity.

Park at Landmark

The Partnership recorded provisions for uncollectible interest of $1,077,212, $836,826 and $773,447 in 1997, 1996 and 1995, respectively, which amounts approximate accrued but unpaid interest on the revenue bond. These amounts are recorded as a reduction of interest income from revenue bonds.

Summarized  financial  information for Landmark  Acquisition
Corp. is as follows (in thousands):

                                              December 31,
                                          1997      1996
Land, building and improvements, net    $ 16,025  $ 16,212
Other assets                                 220       678

 Total assets                           $ 16,245  $ 16,890

Long-term debt and accrued interest     $ 45,012  $ 44,349
Other liabilities                             41        63
 Total liabilities                        45,053    44,412

Capital deficiency                       (28,808)  (27,522)

  Total  liabilities and capital deficiency         $ 16,245
$ 16,890

                                      Years  ended  December
31,
                                1997      1996      1995

Revenues:                     $ 3,562   $ 3,397   $ 3,488

 Operating expenses             1,514     1,529     1,464
 Interest expense               2,830     2,830     2,828
 Depreciation                     504       499       497

                                4,848     4,858     4,789
Net loss                      $(1,286)  $(1,461)  $(1,301)

In  1990,  the Partnership acquired an interest in  Landmark
Acquisition Corp.  See Note 5.
SunBrook Apartments

In  1997  and  1996, the Partnership received  approximately
$251,000 and $4,000 more than required minimum debt service, respectively. In 1995, the Partnership recorded a provision for uncollectible interest of $40,214.

Summarized  financial  information for  DWR  SB  Partnership
("DWR SB"), the entity which owns the Sunbrook property, is as follows (in thousands):

                                              December 31,
                                          1997      1996
Land, building and improvements, net    $ 11,564  $ 11,845
Other assets                                 273       312

 Total assets                           $ 11,837  $ 12,157

Long-term debt and accrued interest     $ 17,023  $ 17,273
Other liabilities                             73        96
Total liabilities                         17,096    17,369

Capital deficiency                        (5,259)   (5,212)

  Total  liabilities and capital deficiency         $ 11,837
$ 12,157

                                      Years  ended  December
31,
                                1997      1996      1995

Revenues                      $ 2,320   $ 2,139   $ 2,040
Other income                      504       407       335
                                2,824     2,546     2,375

 Operating expenses             1,170     1,122     1,015
 Interest expense               1,184     1,184     1,184
 Depreciation                     517       481       427

                                2,871     2,787     2,626

Net loss                      $   (47)  $  (241)  $  (251)

In  1992,  the Partnership acquired an interest in  DWR  SB.
See Note 5.

Burlington Arboretum Apartments

Burlington Arboretum Apartments, consisting of land and 312 apartments in 16 buildings, is owned by Burlington Arboretum Limited Partnership. In 1997, 1996 and 1995, respectively, the Partnership received approximately $962,000, $730,000 and $349,000 more than required minimum debt service.

Summarized   financial  information   for   the   Burlington
Arboretum Limited Partnership is as follows (in thousands):

                                              December 31,
                                          1997      1996
Land, building and improvements, net    $24,565   $25,238
Other assets                              1,502     1,511

 Total assets                           $26,067   $26,749

Long-term debt and accrued interest     $32,240   $32,191
Other liabilities                           319       429
 Total liabilities                       32,559    32,620

Capital deficiency                       (6,492)   (5,871)

  Total  liabilities and capital deficiency          $26,067
$26,749

                                      Years  ended  December
31,
                                1997      1996      1995

Revenues                      $4,403    $4,030    $3,655
Other income                     120        57        46

                               4,523     4,087     3,701

Operating expenses             1,636     1,595     1,492
Interest expense               2,624     2,519     1,981
Depreciation and amortization    884       873       884

                               5,144     4,987     4,357

Net loss                      $ (621)   $ (900)   $ (656)

Wildcreek Apartments

In 1997 and 1996, Wildcreek paid the required minimum debt service and reserve payments in full and paid a portion of base interest. At December 31, 1995, the Partnership held approximately $265,000 as security for the bond. In 1996, the property met the requirements for release of the security.

Pine Club Apartments

In 1997, 1996 and 1995, Pine Club Apartments paid minimum debt service, and in 1996 paid a portion of base interest as well. The borrower provided a $500,000 letter of credit and a $250,000 guaranty by the owner/borrowers' partners as additional security for the bond. The guaranty is secured by a special limited partnership interest in Phase II of the development (in which the Partnership had no prior financial interest), and certain of the developer's fees from such development. The General Partner has a 6% special limited partnership interest in the Phase II development. During 1996, the property satisfied the conditions necessary for release of the letter of credit.

Township in Hampton Woods

On October 24, 1997, Mid-America Apartment Communities, Inc. purchased the Township in Hampton Woods revenue bond from the Partnership for the outstanding principal balance due of $10,800,000 and deferred interest due of approximately $762,000. On November 14, 1997 the Partnership distributed $11,553,870 of the sale proceeds to the Investors.

5.  Investments in Property-Owning Investees

Park at Landmark

As a result of a default by the owner of the Park at Landmark property, in 1990, the Partnership and an affiliate of the General Partner each acquired a 50% ownership interest in Landmark Acquisition Corp. The Partnership also drew $1,000,000 against the letter of credit which the borrower had provided as additional security, and applied the funds against the principal of the bond. The Partnership received all of the cash flow from the property, which consists of land and 396 apartments in two high-rise buildings.

The Partnership included in its equity in losses of property-
owning   investees  100%  of  Landmark  Acquisition  Corp.'s
operating results because substantially all of the cash flow and other economic benefits (if any) from this entity were expected to accrue to the Partnership.

SunBrook Apartments

SunBrook Apartments was acquired by DWR SB, a partnership owned 50% by the Partnership and 50% by an affiliate of the General Partner, as part of a bankruptcy settlement in May 1992. The Partnership received all of the cash flow from the property, which consists of land and 476 apartments in 30 buildings.

The Partnership included in its equity in losses of property-owning investees 100% of DWR SB's operating results because substantially all of the cash flow and other economic benefits (if any) from this entity were expected to accrue to the Partnership.

Fountain Head Apartments

Fountain Head Apartments, consisting of land and 112 apartments in eight buildings, are owned by Fountain Head Acquisition Corp., which is owned 50% each by the Partnership and Fountain Head Partners, an unaffiliated party. The Partnership accounts for its investment on the equity method.

Pursuant to an agreement among the owners, through December 31, 1997, the Partnership had advanced $90,000 and Fountain Head Partners had advanced $65,000 to Fountain Head Acquisition Corp. to fund cash flow deficits. As of December 31, 1997, Fountain Head Partners was obligated to fund an additional $26,500 of deficiencies, if necessary.

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

6.  Related Party Transactions

An affiliate of the General Partner performed bond servicing and administrative functions, processed investor transactions and prepared tax information for the Partnership. The Partnership incurred approximately $507,000 in 1997 and $516,000 in each of 1996 and 1995 for these services. As of December 31, 1997, the affiliate was owed approximately $14,000 for these services.

Another affiliate of the General Partner earned fees of $106,792, $101,844 and $104,635 for the management of the
Park at Landmark property during 1997, 1996 and 1995, respectively. As of December 31, 1997, the affiliate was owed approximately $8,700.

7.  Litigation

Various public partnerships sponsored by Dean Witter Realty Inc. (including the Partnership and its Managing General Partner) are defendants in purported class action lawsuits pending in state and federal courts. The complaints allege a variety of claims, including breach of fiduciary duty, fraud, misrepresentation and related claims, and seek an accounting of profits, compensatory and other damages and equitable relief. The defendants intend to vigorously defend the actions. It is impossible to predict the effect, if any, the outcome of these actions might have on the Partnership's financial statements.

On or about August 27, 1996, an Investor in the Partnership filed a petition against the Partnership and the General Partner. The action seeks access to the list of Investors and Limited Partners in the Partnership and unspecified damages for alleged breaches of fiduciary duty by the
General Partner in connection with the refusal to provide such list. By court order the list was provided to the plaintiff in exchange for an agreement to maintain its confidentiality. The Partnership and the General Partner believe that they have good defenses to the remainder of the action and intend vigorously to defend it.

8.  Quarterly Cash Distribution after Year-End

On February 11, 1998, the Partnership paid a quarterly cash distribution of $2,422,586 to the Investors ($0.325 per ABC) and $49,441 to the General Partner.

Independent Auditors' Report





To the Board of Directors and
  Stockholders of TEMPO-LP, Inc.:



We have audited the accompanying balance sheets of TEMPO-LP, Inc. (the "Company") as of December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In  our opinion, such balance sheets present fairly, in  all material respects, the financial position of TEMPO-LP,  Inc.
as  of   December  31,  1997 and 1996,  in  conformity  with
generally accepted accounting principles.

                                            /s/Deloitte    &
Touche LLP
                                               DELOITTE    &
TOUCHE LLP






New York, New York
March 24, 1998

                    TEMPO-LP, INC.

                    BALANCE SHEETS

              December 31, 1997 and 1996

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

              December 31, 1997 and 1996

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

The  Corporation's capital stock is owned by Morgan  Stanley
Dean Witter & Co.


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

William B. Smith, age 54, has been a Managing Director of Morgan Stanley and co-Head of Morgan Stanley Realty Incorporated since 1997, and a Managing Director of Dean Witter Realty Inc., which he joined in 1982. He is an Executive Vice President of Dean Witter Reynolds Inc.

E.  Davisson  Hardman,  Jr., age 48,  has  been  a  Managing
Director  of  Morgan Stanley, Asia, Ltd. since 1997,  and  a
Managing Director of Dean Witter Realty Inc., which he joined in 1982.

Lawrence Volpe, age 50, is a Director and the Controller of Dean Witter Realty Inc. He is a Senior Vice President and
Controller of Dean Witter Reynolds Inc., which he joined in 1983.

Ronald T. Carman, age 46, is a Director and the Secretary of Dean Witter Realty Inc. He is an Assistant Secretary of MWD and a Senior Vice President and Associate General Counsel of
Dean Witter Reynolds Inc., which he joined in 1984.

There is no family relationship among any of the foregoing persons.

ITEM 11.  EXECUTIVE COMPENSATION

The General Partner is entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partner, and a share of taxable income or tax loss, if any. Descriptions of such distributions and allocations are in Item 5 above. The General Partner received cash distributions of $197,763, $186,352 and $146,419 during the years ended December 31, 1997, 1996 and 1995, respectively.

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

    (b)  The executive officers and directors of the General
Partner and the Limited Partner do not own any ABCs as of March 17, 1998.

ITEM   13.    CERTAIN   RELATIONSHIPS  AND   RELATED   PARTY
TRANSACTIONS

The General Partner's share of cash distributions and income or loss is described in Item 5 above.

All of the outstanding shares of common stock of the General Partner and the Limited Partner are owned by Morgan Stanley Dean Witter & Co. Additional information with respect to the directors and executive officers and compensation of the General Partner and Limited Partner is contained in Items 10 and 11 above.

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

The   Park  at  Landmark  property  was  owned  by  Landmark
Acquisition Corp. The Partnership owned 50% of the common stock of the corporation; an affiliate of the General
Partner owned the remaining 50%.

The  SunBrook  Apartments  property  is  owned  by  DWR   SB
Partnership.    The  Partnership  owned  50%   of   DWR   SB
Partnership; an affiliate of the General Partner owned the remaining 50%.

As  described in Note 1 to the financial statements in  Item
8, Realty and its affiliates assigned certain rights and sold certain assets as part of the sale of the Partnership's bonds and equity interests.

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

       (10)(b)      Mortgage bond, dated July 16, 1987, with
respect                         to   Wildcreek   Apartments.
Incorporated by                         reference to Exhibit
10 (a) in Registrants' Report                     on Form 8-
K,      Commission      File     No.     0-15764,      dated
July 16, 1987.

       (10)(c)      Mortgage bond, dated September 22, 1987,
with                      respect  to  Burlington  Arboretum
Apartments.                    Incorporated by reference  to
Exhibit  10 (a) in                  Registrants'  Report  on
Form  8-K,  Commission File                          No.  0-
15764, dated September 22, 1987.

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

           (d)      Financial Statements Schedule

                                   (1)  Financial statements
                   of     Burlington    Arboretum    Limited
                   Partnership.  To be filed by  10K/A  when
                   received    from   Burlington   Arboretum
                   Limited Partnership.

                            (22)    (a)          Information
                   Statement  furnished in  connection  with
                   the   solicitation  of  consents,   dated
                   December   29,  1997.   Incorporated   by
                   reference.

        (27)       Financial Data Schedule
                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

By: TEMPO-GP, Inc.
    Managing General Partner

By: /s/E. Davisson Hardman, Jr.         Date: March 27, 1998
    E. Davisson Hardman, Jr.
    President

By: /s/Lawrence Volpe                   Date: March 27, 1998
    Lawrence Volpe
    Controller
    (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

TEMPO-GP, Inc.
Managing General Partner


/s/William B. Smith                     Date: March 27, 1998
William B. Smith
Chairman of the Board of Directors

/s/E. Davisson Hardman, Jr.             Date: March 27, 1998
E. Davisson Hardman, Jr.
Director

/s/Lawrence Volpe                       Date: March 27, 1998
Lawrence Volpe
Director

/s/Ronald T. Carman                     Date: March 27, 1998
Ronald T. Carman
Director
                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: TEMPO-LP, Inc.

By: /s/E. Davisson Hardman, Jr.         Date: March 27, 1998
    E. Davisson Hardman, Jr.
    President

By: /s/Lawrence Volpe                   Date: March 27, 1998
    Lawrence Volpe
    Controller
    (Principal Financial and Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

TEMPO-LP, Inc.

/s/William B. Smith                     Date: March 27, 1998
William B. Smith
Chairman of the Board of Directors


/s/E. Davisson Hardman, Jr.             Date: March 27, 1998
E. Davisson Hardman, Jr.
Director


/s/Lawrence Volpe                       Date: March 27, 1998
Lawrence Volpe
Director


/s/Ronald T. Carman                     Date: March 27, 1998
Ronald T. Carman
Director
 Exhibit Index for Dean Witter/Coldwell Banker Realty
            Tax Exempt Mortgage Fund, L.P.


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

(4)(b)*          Form   of  Assigned  Benefit   Certificate.
Incorporated                                              by
reference to Exhibit 4(c) to Pre-Effective Amendment No. 1 to Registrants' Registration Statement, No. 33- 6216, filed on August 25, 1986.

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

(22) (a)       *      Information  Statement  furnished   in
               connection with the solicitation of consents,
               dated  December  29, 1997.   Incorporated  by
               reference.

(27)           Financial Data Schedule.

               *  Incorporated by reference.