Form 10-K/A
period 1997-12-31
WITTER DEAN COLDWELL BANKER TAX EXEMPT MORTGAGE FUND LP
filed 1998-04-14
CIK 794449

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

           DOCUMENTS INCORPORATED BY REFERENCE
                                                             None
                       PART IV

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

DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

By: TEMPO-GP, Inc.
    Managing General Partner

By: /s/E. Davisson Hardman, Jr.         Date: April 14, 1998
    E. Davisson Hardman, Jr.
    President

By: /s/Lawrence Volpe                   Date: April 14, 1998
    Lawrence Volpe
    Controller
    (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

TEMPO-GP, Inc.
Managing General Partner


/s/William B. Smith                     Date: April 14, 1998
William B. Smith
Chairman of the Board of Directors

/s/E. Davisson Hardman, Jr.             Date: April 14, 1998
E. Davisson Hardman, Jr.
Director

/s/Lawrence Volpe                       Date: April 14, 1998
Lawrence Volpe
Director

/s/Ronald T. Carman                     Date: April 14, 1998
Ronald T. Carman
Director
                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: TEMPO-LP, Inc.

By: /s/E. Davisson Hardman, Jr.         Date: April 14, 1998
    E. Davisson Hardman, Jr.
    President

By: /s/Lawrence Volpe                   Date: April 14, 1998
    Lawrence Volpe
    Controller
    (Principal Financial and Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

TEMPO-LP, Inc.

/s/William B. Smith                     Date: April 14, 1998
William B. Smith
Chairman of the Board of Directors


/s/E. Davisson Hardman, Jr.             Date: April 14, 1998
E. Davisson Hardman, Jr.
Director


/s/Lawrence Volpe                       Date: April 14, 1998
Lawrence Volpe
Director


/s/Ronald T. Carman                     Date: April 14, 1998
Ronald T. Carman
Director
 DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.
                   Two World Trade Center
                  New York, New York 10048


Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549


Ladies and Gentlemen:

Attached is Registrant's Form 10-K/A by which the financial statements of Burlington Arboretum Limited Partnership are filed as financial statement schedules to Registrant's annual report on Form 10-K for the year ended December 31, 1997.



                              Very truly yours,

                              DEAN WITTER/COLDWELL BANKER
TAX
                                EXEMPT MORTGAGE FUND, L.P.

Date:  April 14, 1998              By:  TEMPO-GP, INC.
                              Managing General Partner


                          By: /s/ C. M. Charrow
                              Charles M. Charrow
                              Assistant Controller