Form 10-Q
period 1998-03-31
WITTER DEAN COLDWELL BANKER TAX EXEMPT MORTGAGE FUND LP
filed 1998-05-15
CIK 794449

5




                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

   [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
               For the period ended March 31, 1998

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

                         BALANCE SHEETS
                                              March 31,
December 31,
                                                1998       1997
                             ASSETS

Cash and cash equivalents                    $ 8,446,653    $
4,231,538

Escrowed funds                                 8,140,000
747,222

Accrued interest receivable and prepaid expenses
240,374                                           769,898

Investments in revenue bonds available for sale              -
120,317,750

Deferred bond selection fee, net                   -
835,058

Purchaser's deposit                                -
6,371,135

                                             $16,827,027
$133,272,601


                LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and other liabilities       $   135,290    $
1,070,312

Excess of equity in losses of property-owning investees
-    6,579,631
 over investments therein

Purchaser's deposit                                -
6,371,135

                                                 135,290
14,021,078

Partners' capital:
 General partner                                (705,622)
(664,908)
 Limited partner Assigned Benefit Certificates
  (7,454,110 ABCs outstanding)                17,397,359
96,720,770

 Net unrealized gain on revenue bonds available for sale
-   23,195,661

 Total Partners' capital                      16,691,737
119,251,523

                                             $16,827,027
$133,272,601
         See accompanying notes to financial statements.

   DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                    STATEMENTS OF OPERATIONS

           Three months ended March 31, 1998 and 1997

                                                 1998      1997
Revenues:
 Interest                                    $   802,418
$2,237,105
 Gain on sale of revenue bonds                23,615,266
-
 Gain on sale of investments in property-owning investees
10,867,938                                        -
 Equity in losses of property-owning investees
(244,396)                                       (72,099)

                                              35,041,226
2,165,006

General and administrative expenses              121,675
118,120

Net income                                   $34,919,551
$2,046,886

Net income allocated to:
 Limited partners                            $34,910,824
$2,005,948
 General partner                                   8,727
40,938
                                             $34,919,551
$2,046,886

Net income per Assigned Benefit Certificate  $      4.68    $
 .27






















         See accompanying notes to financial statements.

   DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                 STATEMENT OF PARTNERS' CAPITAL

                Three months ended March 31, 1998
                                                 Net
                                             Unrealized
                                               Gain on
                         Limited    General    Revenue
                         Partner    Partner     Bonds      Total
Partners' capital (deficit) at
 December 31, 1997     $  96,720,770         $(664,908)     $
23,195,661             $ 119,251,523

Net income                34,910,824             8,727        -
34,919,551

Cash distributions      (114,234,235)          (49,441)
-  (114,283,676)

Net change in fair value of
 revenue bonds available for
 sale                                     -       -
(23,195,661)             (23,195,661)

Partners' capital (deficit) at
 March 31, 1998        $  17,397,359         $(705,622)     $
- $  16,691,737
























         See accompanying notes to financial statements.

   DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                    STATEMENTS OF CASH FLOWS

           Three months ended March 31, 1998 and 1997

                                                 1998       1997
Cash flows from operating activities:
 Net income                                $  34,919,551    $
2,046,886
 Adjustments to reconcile net income to net cash
  (used in) provided by operating activities:
   Equity in losses of property-owning investees
244,396                                          72,099
   Amortization of deferred bond selection fee
835,058                                          53,244
   Gain on sale of revenue bonds             (23,615,266)
-
   Gain on sale of investments in property-owning
     investees                               (10,867,938)
-
   Decrease in accrued interest receivable and
     prepaid expenses                            529,524
557,329
   (Increase) decrease in escrowed funds      (7,392,778)
105,574
   Decrease in accounts payable and other liabilities
(935,022)                                       (14,857)

     Net cash (used in) provided by operating activities
(6,282,475)                                   2,820,275

Cash flows provided by investing activities:
 Proceeds from sale of revenue bonds and investments
  in property-owning investees               124,781,266
-

Cash flows used in financing activities:
 Cash distributions                         (114,283,676)
(2,473,518)

Increase in cash and cash equivalents          4,215,115
346,757

Cash and cash equivalents at beginning of period
4,231,538                                     4,743,191

Cash and cash equivalents at end of period $   8,446,653    $
5,089,948













         See accompanying notes to financial statements.

 DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND,
                         L.P.

             NOTES TO FINANCIAL STATEMENTS

1.   The   Partnership,  Basis  of   Presentation   and
Accounting Policies

Dean  Witter/Coldwell Banker Tax Exempt Mortgage  Fund,
L.P. (the "Partnership") is a limited partnership organized under the laws of the State of Delaware on August 20, 1986.

On    February   26,   1998,   the   Partnership   sold
substantially  all  of  its  non-cash  assets   to   an
unaffiliated party for an aggregate sale price of $127,000,000.

Pursuant  to the sales agreements, the Partnership  was
required  to  deposit  into escrow  $8,890,000,  for  a
period  of  nine months, for the purpose of  satisfying
any  and  all  claims for indemnification  against  the
Partnership.   The  escrow shall  be  released  to  the
Partnership upon the expiration of that time period, except for amounts subject to claims made prior to expiration of such period. Amounts subject to claims shall be disbursed from such escrow account pursuant to the resolution of such claims by a court of competent jurisdiction or by agreement between the Partnership and the purchaser.

At closing, the Partnership received approximately $111 million in cash, representing the sales price net of the Purchaser's deposit, closing costs, and the escrow fund described in the preceding paragraph.

At  closing,  pursuant to the agreements, $750,000  was
paid   from   the  escrow  to  settle   a   claim   for
indemnification by CAPREIT. Accordingly, the amount remaining in such escrow fund is $8,140,000.

On   February  27,  1998  the  Partnership  distributed
$111,811,650 ($15.00 per ABC) to the Investors from the sales proceeds.

Pursuant  to  the  Partnership's Agreement  of  Limited
Partnership,  the sale effectuated the  dissolution  of
the Partnership and, accordingly, the Partnership is in
the       process      of      winding      up      its

 DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND,
                         L.P.

             NOTES TO FINANCIAL STATEMENTS

affairs. After the final distribution of remaining net cash proceeds from the sale and any other remaining cash from operations or reserves, the Partnership will terminate.

The Partnership's records are maintained on the accrual basis of accounting for financial reporting and tax purposes.

Net income per Assigned Benefit Certificate ("ABC")  is
calculated  by  dividing net income  allocated  to  the
Investors,   in   accordance   with   the   Partnership
Agreement, by the number of ABCs outstanding.

In   the   opinion  of  management,  the   accompanying
financial statements, which have not been audited, include all adjustments necessary to present fairly the results for the interim periods. Except for the gain on sale of substantially all of the Partnership's non-cash assets, as described above, such adjustments consist only of normal recurring accruals.

These   financial   statements  should   be   read   in
conjunction with the annual financial statements and notes thereto included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997.

The  Partnership adopted Financial Accounting Standards
Board   Statement  No.  130,  "Reporting  Comprehensive
Income"  and  Statement  No.  131,  "Disclosures  about
Segments  of  an  Enterprise and  Related  Information"
during  the first quarter of 1998.  Adoption  of  these
standards   had   no   impact  on   the   Partnership's
computation or presentation of net income per Unit of Limited Partnership interest or other disclosures.

2. Investment in Revenue Bonds

The Partnership recognized provisions for uncollectible
interest  of $250,075 for the three months ended  March
31, 1997, which represented accrued but unpaid interest
on         the         Park         at         Landmark

 DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND,
                         L.P.

             NOTES TO FINANCIAL STATEMENTS

revenue bond in 1997. This amount was recorded as a reduction of interest income from revenue bonds.

The amortized cost basis of the revenue bonds was $97,122,089 at December 31, 1997. Net unrealized gain on revenue bonds consisted of gross unrealized gains of $23,195,661.

3. Related Party Transactions

An   affiliate   of   the  General   Partner   performs
administrative     functions,    processes     investor
transactions  and  prepares  tax  information  for  the
Partnership and, prior to their sale, was the  servicer
of the revenue bonds.  For the three months ended March
31,   1998   and   1997,   the   Partnership   incurred
approximately $105,000 and $129,000, respectively, for these services. As of March 31, 1998, the affiliate was owed approximately $14,000 for these services.

Another affiliate of the General Partner earned fees of $15,655 and $25,787 for the management of the Park at Landmark property during the three months ended March
31, 1998 and 1997, respectively.

4. Litigation

Various  public partnerships sponsored by  Dean  Witter
Realty Inc. (including the Partnership and its Managing
General  Partner)  are defendants  in  purported  class
action  lawsuits  pending in state and federal  courts.
The  complaints  allege a number of  claims,  including
breach of fiduciary duty, fraud, misrepresentation  and
related  claims,  and  seek an accounting  of  profits,
compensatory  and  other damages and  quitable  relief.
The defendants intend to vigorously defend the actions.
It  is  impossible to predict the effect, if  any,  the
outcome   of   these   actions  might   have   on   the
Partnership's financial statements.


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

5. Cash Distributions

On  February 11, 1998, the Partnership paid the  fourth
quarter   cash  distribution  of  $2,422,585   to   the
Investors  ($0.325 per ABC) and $49,441 to the  General
Partner.

On   May   11,  1998,  the  Partnership  made  a   cash
distribution  from  reserves  of  $3,876,137   to   the
Investors  ($0.52 per ABC) and $79,105 to  the  General
Partner.

The Partnership expects to distribute the remaining net cash proceeds of the sale and any other remaining cash from operations or reserves upon winding up its affairs by December 31, 1998.

                     TEMPO-LP INC.

                    BALANCE SHEETS


                                    March  31, December
31,
                                      1998      1997
                        ASSETS

Cash                               $  900     $  900

Investment in Partnership, at cost    100        100

                                   $1,000     $1,000


                 STOCKHOLDER'S EQUITY

Common stock, $1 par value, 1,000 shares
  authorized and outstanding       $1,000     $1,000
















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

One of the revenue bonds was sold in October 1997.   On
February  26, 1998, the Partnership sold the  remaining
revenue  bonds  and  its  ownership  interests  in  the
properties collaterializing certain bonds.  Pursuant to
the Partnership's Agreement of Limited Partnership, the
sale  effectuated  the dissolution of  the  Partnership
and,  accordingly,  after  the  final  distribution  of
remaining net cash proceeds from the sale and any other
remaining   cash  from  operations  or  reserves,   the
Partnership will terminate. See Note 1 to the financial statements.

Operations

Fluctuations in the Partnership's operating results for
the  three-months ended March 31, 1998 compared to  the
three-months ended March 31, 1997 were attributable  to
the   sale  of  the  Partnership's  revenue  bonds  and
investments in property-owning investees.  See  Note  1
to the financial statements.

On February 26, 1998 the Partnership sold substantially all of its non-cash assets. Accordingly, information regarding the markets in which the properties are located and the occupancy rates at the properties is not presented.
 DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND,
                         L.P.

                     TEMPO-LP INC.

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

                (b)  Reports on Form 8-K - Report dated
          February 26, 1998 reporting the sale of substantially all of the Partnership's non-cash assets.

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

                                 DEAN   WITTER/COLDWELL
BANKER
                              TAX EXEMPT MORTGAGE FUND,
L.P.

                         By:       TEMPO-GP, INC.
                              Managing General Partner


Date:  May  15,  1998        By:        /s/E.  Davisson
Hardman, Jr.
                              E. Davisson Hardman, Jr.
                              President


Date: May 15, 1998       By:       /s/Lawrence Volpe
                              Lawrence Volpe
                              Controller
                               (Principal Financial and
Accounting Officer)


                              TEMPO-LP, INC.

Date:  May 15, 1998        By: /s/E. Davisson  Hardman,
Jr.                                E. Davisson Hardman,
Jr.
                              President


Date: May 15, 1998        By: /s/Lawrence Volpe
                              Lawrence Volpe
                              Controller
                              (Principal Financial and
                               Accounting Officer)

                    Exhibit Index


             Quarter Ended March 31, 1998




Exhibit
  No.                       Description

 27                  Financial Data Schedule






























                          E1