Form 10-Q
period 1998-06-30
WITTER DEAN COLDWELL BANKER TAX EXEMPT MORTGAGE FUND LP
filed 1998-08-13
CIK 794449

5




                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

   [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
               For the period ended June 30, 1998

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

                         BALANCE SHEETS
                                              June 30, December
31,
                                                1998       1997
                             ASSETS

Cash and cash equivalents                    $  752,162     $
4,231,538

Escrowed funds                                8,140,000
747,222

Accrued interest receivable and prepaid expenses            -
769,898

Investments in revenue bonds available for sale             -
120,317,750

Deferred bond selection fee, net                  -
835,058

Purchaser's deposit                               -
6,371,135

                                             $8,892,162
$133,272,601


                LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and other liabilities       $   84,416     $
1,070,312

Excess of equity in losses of property-owning investees
-    6,579,631
 over investments therein

Purchaser's deposit                               -
6,371,135

                                                 84,416
14,021,078

Partners' capital:
 General partner                               (784,287)
(664,908)
 Limited partner Assigned Benefit Certificates
  (7,454,110 ABCs outstanding)                9,592,033
96,720,770

 Net unrealized gain on revenue bonds available for sale
-   23,195,661

 Total Partners' capital                      8,807,746
119,251,523

                                             $8,892,162
$133,272,601
         See accompanying notes to financial statements.

   DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                    STATEMENTS OF OPERATIONS

        Three and six months ended June 30, 1998 and 1997


                             Three months ended              Six
months ended
                                   June 30,            June 30,
                            1998       1997       1998      1997
Revenues:
 Interest                 $53,611   $2,256,486          $
856,029                   $4,493,591
 Gain on sale of revenue bonds         -           -
23,615,266                      -
 Gain on sale of investments in
  Property-owning investees            -           -
10,867,938                      -
 Equity in losses of property-
  Owning investees           -         (40,211)
(244,396)                   (112,310)

                           53,611    2,216,275
35,094,837                 4,381,281

General and administrative expenses  31,682       96,544
153,357                      214,664

Net income                $21,929   $2,119,731
$34,941,480               $4,166,617

Net income allocated to:
 Limited partners         $21,490   $2,077,337
$34,932,314               $4,083,285
 General partner              439       42,394
9,166                         83,332
                          $21,929   $2,119,731
$34,941,480               $4,166,617

Net income per Assigned Benefit
 Certificate              $   .01   $      .28          $
4.69 $      .55
















         See accompanying notes to financial statements.

   DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                 STATEMENT OF PARTNERS' CAPITAL

                 Six months ended June 30, 1998
                                                 Net
                                             Unrealized
                                               Gain on
                         Limited    General    Revenue
                         Partner    Partner     Bonds      Total
Partners' capital (deficit) at
 December 31, 1997     $  96,720,770         $(664,908)     $
23,195,661             $ 119,251,523

Net income                34,932,314             9,166        -
34,941,480

Cash distributions      (122,061,051)         (128,545)
-  (122,189,596)

Net change in fair value of
 revenue bonds available for
 sale                                     -       -
(23,195,661)             (23,195,661)

Partners' capital (deficit) at
 June 30, 1998         $   9,592,033         $(784,287)     $
- $   8,807,746























         See accompanying notes to financial statements.

   DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                    STATEMENTS OF CASH FLOWS

             Six months ended June 30, 1998 and 1997

                                                1998       1997
Cash flows from operating activities:
 Net income                                $  34,941,480    $
4,166,617
 Adjustments to reconcile net income to net cash
  (used in) provided by operating activities:
  Equity in losses of property-owning investees
244,396                                        112,310
Amortization of deferred bond selection fee
835,058                                        106,487
  Gain on sale of revenue bonds              (23,615,266)
-
  Gain on sale of investments in property-owning investees
(10,867,938)                                       -
  Decrease in accrued interest receivable and
   Prepaid expenses                              769,898
444,248
  Increase in escrowed funds                  (7,392,778)
(58,193)
  Decrease in accounts payable and other liabilities
(985,896)                                      140,958

   Net cash (used in) provided by operating activities
(6,071,046)                                  4,912,427

Cash flows provided by (used in) investing activities:
 Proceeds from sale of revenue bonds and investments
  in property-owning investees               124,781,266
-
 Other                                                         -
(23,795)

Cash flows used in financing activities:
 Cash distributions                         (122,189,596)
(4,947,035)

Decrease in cash and cash equivalents         (3,479,376)
(58,403)

Cash and cash equivalents at beginning of period
4,231,538                                    4,743,191

Cash and cash equivalents at end of period $     752,162    $
4,684,788












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

At  closing,  pursuant to the agreements, $750,000  was
paid   from   the  escrow  to  settle   a   claim   for
indemnification. Accordingly, the amount remaining in such escrow fund is $8,140,000.

Pursuant  to  the  Partnership's Agreement  of  Limited
Partnership, the sale effectuated the dissolution of the Partnership and, accordingly, the Partnership is in the process of winding up its affairs. After the final distribution of remaining net cash proceeds from the sale and any other remaining cash from operations or reserves, the Partnership will terminate.

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

In   the   opinion  of  management,  the   accompanying
financial  statements,  which have  not  been  audited,
include all adjustments necessary to present fairly the
results for the interim periods. Except for the gain on
sale   of  assets  described  above,  such  adjustments
consist only of normal recurring accruals.

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

2. Investment in Revenue Bonds

The Partnership recognized provisions for uncollectible interest of $644,095 for the six months ended June 30, 1997, which represented accrued but unpaid interest on the Park at Landmark revenue bond in 1997. This amount was recorded as a reduction of interest income from revenue bonds.

The amortized cost basis of the revenue bonds was $97,122,089 at December 31, 1997. Net unrealized gain on revenue bonds consisted of gross unrealized gains of $23,195,661.
 DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND,
                         L.P.

             Notes to Financial Statements

3. Related Party Transactions

An   affiliate   of   the  General   Partner   performs
administrative     functions,    processes     investor
transactions  and  prepares  tax  information  for  the
Partnership and, prior to their sale, was the  servicer
of  the  revenue bonds.  For the six months ended  June
30,   1998   and   1997,   the   Partnership   incurred
approximately $121,000 and $258,000, respectively, for these services. As of June 30, 1998, the affiliate was owed approximately $5,000 for these services.

Another affiliate of the General Partner earned fees of $15,655 and $52,175 for the management of the Park at Landmark property during the six months ended June 30, 1998 and 1997, respectively.

4. Litigation

Various   public  partnerships  sponsored   by   Realty
(including  the  Partnership and its  Managing  General
Partner) were defendants in a class action lawsuit.  On
July 17, 1998, the Delaware Chancery Court granted the defendants' motion to dismiss the complaint in the lawsuit. The Plaintiffs have thirty days during which to file a notice of appeal from the Court's order; the Partnership does not know whether they intend to do so.

In May 1998, the Partnership and the General Partner settled, on favorable terms, the action filed by David
Johnson, an ABC Holder, on or about August 27, 1996 in the Circuit Court of Jackson County, Missouri at Kansas
City. The Partnership did not bear any portion of the settlement.

5. Cash Distributions

On  February 11, 1998, the Partnership paid the  fourth
quarter   cash  distribution  of  $2,422,585   to   the
Investors  ($0.325 per ABC) and $49,441 to the  General
Partner.


 DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND,
                         L.P.

             Notes to Financial Statements

On   February  27,  1998  the  Partnership  distributed
$111,811,650 ($15.00 per ABC) to the Investors from the proceeds from the sale of its non-cash assets.

On   May   11,  1998,  the  Partnership  made  a   cash
distribution  from  reserves  of  $3,876,137   to   the
Investors  ($0.52 per ABC) and $79,105 to  the  General
Partner.

On  June 9, 1998 the Partnership distributed $3,950,678
($0.53 per ABC) to the Investors from reserved sales proceeds.

The Partnership expects to distribute the remaining net cash proceeds of the sale and any other remaining cash from operations or reserves upon winding up its affairs by December 31, 1998.

                     TEMPO-LP INC.

                    Balance Sheets


                                    June  30,  December
31,
                                      1998      1997
                        ASSETS

Cash                               $  900     $  900

Investment in Partnership, at cost    100        100

                                   $1,000     $1,000


                 STOCKHOLDER'S EQUITY

Common stock, $1 par value, 1,000 shares
  authorized and outstanding       $1,000     $1,000
















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

Operations

Fluctuations in the Partnership's operating results for
the  three- and six-month periods ended June  30,  1998
compared to 1997 were attributable to the sale of the Partnership's revenue bonds and investments in property-owning investees.

Inflation

Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

 DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND,
                         L.P.

                     TEMPO-LP INC.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

             In  May  1998,  the  Partnership  and  the
       General Partner settled, on favorable terms, the action filed by David Johnson, an ABC
       Holder, on or about August 27, 1996 in the Circuit Court of Jackson County, Missouri at
       Kansas City. The Partnership did not bear any portion of the settlement.

       On July 17, 1998, the Delaware Chancery Court granted the defendants' motion to dismiss the complaint in the Consolidated Action.

Item 6.  Exhibits and Reports on Form 8-K

       (a)     Exhibits.
                An exhibit index has been filed as part
of this Report
               on Page E1.

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

                                 DEAN   WITTER/COLDWELL
BANKER
                              TAX EXEMPT MORTGAGE FUND,
L.P.

                         By:       TEMPO-GP, INC.
                              Managing General Partner


Date:  August  13,  1998     By:        /s/E.  Davisson
Hardman, Jr.
                              E. Davisson Hardman, Jr.
                              President


Date:  August  13,  1998     By:        /s/Charles   M.
Charrow
                              Charles M. Charrow
                              Controller
                               (Principal Financial and
Accounting Officer)


                              TEMPO-LP, INC.

Date:  August 13, 1998     By: /s/E. Davisson  Hardman,
Jr.                                E. Davisson Hardman,
Jr.
                              President


Date: August 13, 1998     By: /s/Charles M. Charrow
                              Charles M. Charrow
                              Controller
                              (Principal Financial and
                               Accounting Officer)

                    Exhibit Index


             Quarter Ended June 30, 1998




Exhibit
  No.                       Description

  27                 Financial Data Schedule






























                          E1