Form 10-Q
period 1998-09-30
WITTER DEAN COLDWELL BANKER TAX EXEMPT MORTGAGE FUND LP
filed 1998-11-16
CIK 794449

5




                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

   [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
             For the period ended September 30, 1998

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

                         BALANCE SHEETS
                                             September 30,
December 31,
                                                1998        1997
                             ASSETS

Cash and cash equivalents                    $  740,997     $
4,231,538

Escrowed funds                                8,294,268
747,222

Accrued interest receivable and prepaid expenses            -
769,898

Investments in revenue bonds available for sale             -
120,317,750

Deferred bond selection fee, net                  -
835,058

Purchaser's deposit                               -
6,371,135

                                             $9,035,265
$133,272,601


                LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and other liabilities       $   87,319     $
1,070,312

Excess of equity in losses of property-owning investees
-    6,579,631
 over investments therein

Purchaser's deposit                               -
6,371,135

                                                 87,319
14,021,078

Partners' capital:
 General partner                               (781,483)
(664,908)
 Limited partner Assigned Benefit Certificates
  (7,454,110 ABCs outstanding)                9,729,429
96,720,770

 Net unrealized gain on revenue bonds available for sale
-   23,195,661

 Total Partners' capital                      8,947,946
119,251,523

                                             $9,035,265
$133,272,601
         See accompanying notes to financial statements.

   DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                    STATEMENTS OF OPERATIONS

     Three and nine months ended September 30, 1998 and 1997


                             Three months ended              Nine
months ended
                                September 30,        September
30,
                            1998       1997       1998      1997
Revenues:
 Interest                 $ 165,433 $2,857,480          $
1,021,462                 $7,351,071
 Gain on sale of revenue bonds         -           -
23,615,266                      -
 Gain on sale of investments in
  Property-owning investees            -           -
10,867,938                      -
 Equity in losses of property-
  owning investees           -        (524,277)
(244,396)                   (636,587)

                           165,433   2,333,203
35,602,270                 6,714,484

General and administrative expenses   25,233     136,019
178,590                      350,683

Net income                $140,200  $2,197,184
$35,081,680               $6,363,801

Net income allocated to:
 Limited partners         $137,396  $2,153,240
$35,069,710               $6,236,525
 General partner             2,804      43,944
11,970                       127,276
                          $140,200  $2,197,184
$35,081,680               $6,363,801

Net income per Assigned Benefit
 Certificate              $    .01  $      .29          $
4.70 $      .84
















         See accompanying notes to financial statements.

   DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                 STATEMENT OF PARTNERS' CAPITAL

              Nine months ended September 30, 1998
                                                 Net
                                             Unrealized
                                               Gain on
                         Limited    General    Revenue
                         Partner    Partner     Bonds      Total
Partners' capital (deficit) at
 December 31, 1997     $  96,720,770         $(664,908)     $
23,195,661             $ 119,251,523

Net income                35,069,710            11,970        -
35,081,680

Cash distributions      (122,061,051)         (128,545)
-  (122,189,596)

Net change in fair value of
 revenue bonds available for
 sale                                     -       -
(23,195,661)             (23,195,661)

Partners' capital (deficit) at
 September 30, 1998    $   9,729,429         $(781,483)     $
- $   8,947,946






















         See accompanying notes to financial statements.

   DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                    STATEMENTS OF CASH FLOWS

          Nine months ended September 30, 1998 and 1997

                                                1998       1997
Cash flows from operating activities:
 Net income                                $  35,081,680    $
6,363,801
 Adjustments to reconcile net income to net cash
  (used in) provided by operating activities:
  Equity in losses of property-owning investees
244,396                                        636,587
Amortization of deferred bond selection fee
835,058                                        159,731
  Gain on sale of revenue bonds              (23,615,266)
-
  Gain on sale of investments in property-owning investees
(10,867,938)                                       -
  Decrease in accrued interest receivable and
   prepaid expenses                              769,898
557,329
  Increase in escrowed funds                  (7,547,046)
(157,495)
  (Decrease) increase in accounts payable and other
   liabilities                                  (982,993)
219,283

   Net cash (used in) provided by operating activities
(6,082,211)                                  7,779,236

Cash flows provided by (used in) investing activities:
 Proceeds from sale of revenue bonds and investments
  in property-owning investees               124,781,266
-
 Other                                                         -
(78,980)

Cash flows used in financing activities:
 Cash distributions                         (122,189,596)
(7,419,064)

(Decrease) increase in cash and cash equivalents
(3,490,541)                                    281,192

Cash and cash equivalents at beginning of period
4,231,538                                    4,743,191

Cash and cash equivalents at end of period $     740,997    $
5,024,383










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

At closing, pursuant to the agreements, $750,000 was paid from the escrow to settle a claim for indemnification. Accordingly, the amount remaining in such escrow fund at September 30, 1998 was $8,294,268, which includes interest earned of $154,268.

Pursuant to the Partnership's Agreement of Limited Partnership, the sale effectuated the dissolution of the
Partnership  and,  accordingly, the Partnership  is  in  the process of winding up its affairs. After the final distribution of remaining net cash proceeds from the sale and any other remaining cash from operations or reserves, the Partnership will terminate.

The  Partnership's  records are maintained  on  the  accrual
basis   of  accounting  for  financial  reporting  and   tax
purposes.
 DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                Notes to Financial Statements

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

2. Investment in Revenue Bonds

The Partnership recognized provisions for uncollectible interest of $644,095 for the nine months ended September 30, 1997, which represented accrued but unpaid interest on the Park at Landmark revenue bond in 1997. This amount was recorded as a reduction of interest income from revenue bonds.

The   amortized  cost  basis  of  the  revenue   bonds   was
$97,122,089  at December 31, 1997.  Net unrealized  gain  on
revenue  bonds  consisted  of  gross  unrealized  gains   of
$23,195,661.

3. Related Party Transactions

An affiliate of the General Partner performs administrative functions, processes investor transactions and prepares tax information for the Partnership and, prior to their sale, was the servicer of the revenue bonds. For the nine months ended September 30, 1998 and 1997, the Partnership incurred approximately $134,000 and $386,000, respectively,

 DEAN WITTER/COLDWELL BANKER TAX EXEMPT MORTGAGE FUND, L.P.

                Notes to Financial Statements

for these services. As of September 30, 1998, the affiliate was owed approximately $5,000 for these services.

Another affiliate of the General Partner earned fees of $15,655 and $52,175 for the management of the Park at Landmark property during the nine months ended September 30, 1998 and 1997, respectively.

4. Litigation

Various public partnerships sponsored by Realty (including the Partnership and its Managing General Partner) were defendants in a class action lawsuit. On July 17, 1998, the Delaware Chancery Court granted the defendants' motion to dismiss the complaint in the lawsuit. The Plaintiffs filed a notice of appeal from the Court's order.

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


                                    September 30,   December
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

Operations

Fluctuations in the Partnership's operating results for the three- and nine-month periods ended September 30, 1998 compared to 1997 were attributable to the sale of the Partnership's revenue bonds and investments in property-owning investees.

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

       On August 14, 1998, the plaintiff in the Consolidated Action filed a notice of appeal from the order of the Delaware Chancery Court which granted the defendants' motion to dismiss the complaint.

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

                              DEAN WITTER/COLDWELL BANKER
                              TAX EXEMPT MORTGAGE FUND, L.P.

                         By:       TEMPO-GP, INC.
                              Managing General Partner


Date:  November 16, 1998  By:       /s/E. Davisson  Hardman,
Jr.
                              E. Davisson Hardman, Jr.
                              President


Date:  November  16,  1998      By:          /s/Charles   M.
Charrow
                              Charles M. Charrow
                              Controller
                                (Principal   Financial   and
Accounting Officer)


                              TEMPO-LP, INC.

Date:  November 16, 1998     By:    /s/E. Davisson  Hardman,
Jr.                                                       E.
Davisson Hardman, Jr.
                              President


Date: November 16, 1998     By:    /s/Charles M. Charrow
                              Charles M. Charrow
                              Controller
                              (Principal Financial and
                               Accounting Officer)

                    Exhibit Index


           Quarter Ended September 30, 1998




Exhibit
  No.                       Description

  27                 Financial Data Schedule






























                          E1